Form 10-K
period 1993-12-31
BALCOR REALTY INVESTORS 84
filed 1994-03-29
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1993

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from __________ to __________

Commission file number 0-13349


                           BALCOR REALTY INVESTORS-84
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3215399
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road Skokie, Illinois                          60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

                                     PART I

Item 1. Business

Balcor Realty Investors-84 (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $140,000,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real property, and all information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. Two properties have been sold and titles to five properties, including the property in which the Registrant had a minority joint venture interest, have been relinquished through foreclosure. As of December 31, 1993, the Registrant owned the seventeen properties described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1993, the multi-family residential real estate industry in certain cities and regions of the country experienced improvements in occupancy levels and rental rates. These improvements are due in part to recoveries in local economies along with low levels of new construction of rental units in recent years, which has led to higher occupancies and increased rental revenues for existing properties. Of the Registrant's seventeen properties, during 1993, ten generated positive cash flow while seven generated marginal cash flow deficits. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market individually when determining the optimal time to sell each of the Registrant's properties.

Although investors have received certain tax benefits, the Registrant has not commenced distributions. Future distributions will depend on improved cash flow from the Registrant's remaining properties and proceeds from future property sales, as to which there can be no assurances. In light of results to date and the current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

The Registrant is largely dependent on loans from the General Partner and owed approximately $11,166,000 to the General Partner at December 31, 1993, in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Registrant's real estate investments prior to any distributions to the Limited Partners from these sources.

Although an affiliate of the General Partner has, in certain circumstances, provided mortgage loans for certain properties of the Registrant, there can be no assurance that loans of this type will be available from either an affiliate or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Registrant or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Registrant would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Registrant may be required to dispose of some of its properties to satisfy these obligations.

In instances where the General Partner concludes that the Registrant's investment objectives cannot be met by continuing to own a particular property and fund operating deficits, the Registrant has suspended and may in the future suspend debt service payments or sell the property at a price less than its original cost. Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Registrant to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to properties in satisfaction of the outstanding mortgage loan balances. In the case of each property, the General Partner will pursue modification of underlying debt, consider suspending debt service payments and/or deferring non-critical repair and maintenance costs and analyze present and projected market conditions and projections for operations prior to determining the disposition of a property.

In April 1992, the terms of the modification of the mortgage loan payable collateralized by the Highland Glen apartment complex expired and the loan returned to its original terms, signficantly increasing the monthly debt service requirements. The Registrant suspended debt service payments while attempting to negotiate a further modification of the loan terms. In July 1992, the lender filed foreclosure proceedings against the property. A receiver was appointed and took possession of the property in September 1992. The Registrant relinquished title to the property through foreclosure during May 1993. See
Note 13 of Notes to Financial Statements for additional information.

The Pinebrook apartment complex is owned by a joint venture consisting of the Registrant and an affiliated partnership. The $5,185,000 wrap-around mortgage payable collateralized by the property matured in July 1993. The joint venture reviewed its options, among which were a sale of the property and a refinancing or modification of the purchase money wrap-around mortgage. However, the loan amount expected to be available on a refinancing was less than the current debt outstanding, and the joint venture partners did not have the cash reserves needed to fund the difference. Accordingly, the joint venture suspended debt service payments and began negotiations with the lender for a discounted buy-out of the $5,185,000 purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, a plan of reorganization was approved by the Bankruptcy Court. See Item
3. Legal Proceedings and Note 12 of Notes to Financial Statements for additional information.

During April 1993, the Registrant completed a refinancing of the first mortgage loan collateralized by the Ridgetree - Phase I apartment complex. The refinancing resulted in new first and second mortgage loans from an unaffiliated lender. The Registrant recognized an extraordinary gain from debt forgiveness in connection with the refinancing. See Note 4 of Notes to Financial Statements for additional information.

During May 1993, the Registrant completed a refinancing of the first mortgage loan collateralized by the Woodland Hills apartment complex. The refinancing resulted in a new first mortgage loan from an unaffiliated lender and a reduction of the second mortgage loan payable to an affiliate of the General Partner, as a requirement of the first mortgage loan. See Note 4 of Notes to Financial Statements for additional information.

During June 1993, the Registrant obtained a first mortgage loan collateralized by the Chesapeake apartment complex. This first mortgage loan replaces the bonds collateralized by the property, which the Registrant had purchased in 1991. See Note 4 of Notes to Financial Statements for additional information.

During July 1993 and March 1994, the Registrant completed modifications of the mortgage notes payable collateralized by the Antlers and Quail Lakes apartment complexes, respectively. The modifications extended the maturity dates and adjusted the interest rates. See Note 4 of Notes to Financial Statements for additional information.

During October 1993, the Registrant completed a refinancing of the first mortgage loan collateralized by the Chimney Ridge apartment complex. The refinancing resulted in a new first mortgage loan from an unaffiliated lender. The Registrant recognized an extraordinary gain from debt forgiveness in connection with the refinancing. See Note 4 of Notes to Financial Statements for additional information.

The officers and employees of Balcor Partners-XV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has 103 full-time and 64 part-time employees engaged in its operations.

Item 2. Properties

As of December 31, 1993, the Registrant owns the 17 properties described below:

Location                      Description of Property

Jacksonville, Florida         Antlers Apartments: a 400-unit apartment complex
                              located on approximately 43 acres.

Chandler, Arizona             Briarwood Place Apartments: a 268-unit apartment
                              complex located on approximately 15 acres.

Phoenix, Arizona              Canyon Sands Village Apartments: a 412-unit
                              apartment complex located on approximately 20 acres.

Harris County, Texas          Chesapeake Apartments: a 320-unit apartment
                              complex located on approximately 11 acres.

Fort Worth, Texas             Chestnut Ridge Apartments (Phase II): a 160-unit
                              apartment complex located on approximately 6 acres.

Colorado Springs, Colorado    Chimney Ridge Apartments: a 280-unit apartment
                              complex located on approximately 9 acres.

Dade County, Florida          Courtyards of Kendall Apartments: a 300-unit
                              apartment complex located on approximately 20 acres.

Tulsa, Oklahoma               Creekwood Apartments (Phase I): a 276-unit
                              apartment complex located on approximately 13 acres.

Charleston County,
   South Carolina             Drayton Quarter Apartments: a 206-unit apartment
                              complex located on approximately 17 acres.

Lexington, Kentucky         * Pinebrook Apartments: a 208-unit apartment
                              complex located on approximately 11 acres.

Oklahoma City, Oklahoma       Quail Lakes Apartments: a 384-unit apartment
                              complex located on approximately 19 acres.

Dallas, Texas                 Ridgepoint Hill Apartments: a 309-unit apartment
                              complex located on approximately 11 acres.

Dallas, Texas                 Ridgepoint View Apartments: a 314-unit apartment
                              complex located on approximately 11 acres.

Dallas, Texas                 Ridgetree Apartments (Phase I): a 444-unit
                              apartment complex located on approximately 11 acres.

Las Vegas, Nevada             Somerset Pointe Apartments: a 452-unit apartment
                              complex located on approximately 26 acres.

Overland Park, Kansas         Sunnyoak Village Apartments: a 548-unit apartment
                              complex located on approximately 33 acres.

Irving, Texas                 Woodland Hills Apartments: a 250-unit apartment
                              complex located on approximately 10 acres.

* Owned by Registrant through a joint venture with an affiliated partnership.

Each of the above properties is held subject to various forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings

(a & b) Pinebrook Apartments

Pinebrook Apartments was originally acquired by a joint venture (the "Joint Venture") consisting of the Registrant and an affiliate (the "Affiliate"). The property is encumbered by a purchase money note and wrap-around mortgage note payable to Lexington Associates ("Lexington"). The Lexington Note wrapped around two mortgage notes payable to First Equities Corporation ("First Equities"), a mortgage note payable to Tates Creek Place ("Tates Creek"), and a first mortgage note payable to Travelers Insurance Company ("Travelers"). In January 1992, Pinebrook Limited Partnership, another joint venture consisting of the Registrant and the Affiliate purchased both of First Equities' notes.

In November 1992, the Joint Venture suspended debt service payments on the Lexington Note and subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code, In re Pinebrook Investors, U.S. Bankruptcy Court, Eastern District of Kentucky, Case #92-52183.

In January 1994, a plan of reorganization (the "Plan") was approved which is expected to be effective during the second quarter of 1994. Under the Plan, the wrap-around feature of each of the notes will be terminated and the notes will become first, second, third and fourth mortgage notes. Travelers' allowed claim is expected to be equal to the outstanding principal amount under its loan, plus accrued interest, and each of Tates Creek, Pinebrook and Lexington are expected to be allowed claims equal to the equity balance in their respective notes, plus accrued interest, including the debt service payments that have been withheld since November 1992.

Under the Plan, the Joint Venture will make monthly payments as follows: first, to Travelers of principal and interest, with interest at a rate of 9.75% per annum and based upon a 30 year amortization schedule, and next to Tates Creek,
interest only, with interest at a rate of 8.875% per annum.   Thereafter, any
excess net cash flow from the property will be paid monthly as follows: (1) first, to Pinebrook, interest only at a rate of 10% per annum; (2) next to Lexington, interest only at an interest rate of 10% per annum; (3)and finally to holders of unsecured claims against the Joint Venture. Any deficiency in the payments to Pinebrook and Lexington will accrue and be paid in future months as net cash flow from property operations are available or from the proceeds of a sale of the property.

If the Joint Venture is in default of any of its obligations under the Plan to Travelers or Tates Creek, the Bankruptcy Court may conduct an auction of the property upon Travelers or Tates Creek's request no later than 90 days after such request.

Under the Plan, the Joint Venture must attempt to sell the property within two years after the effective date of the plan. In the event that the property is not sold by such date, the property will be put up for auction no later than 90 days thereafter.

The debt service payments withheld by the Joint Venture since November 1992 have been placed in a segregated account; the Joint Venture will be required to use these funds for property operations. To the extent any of these funds remain upon the sale of the property, the funds will be distributed along with the sale proceeds in order of priority as described below.

Net proceeds from a disposition of the property will be payable as follows: (1) first, to pay tax claims against the Joint Venture, if any; (2) next, to pay amounts outstanding under Travelers' note (3) next, to pay amounts outstanding under Tates Creek's note; (4) next, to pay amounts outstanding under Pinebrook's notes; (5) next, to pay amounts outstanding under Lexington's note;
(6) next, to pay any unsecured claims; and (7) any remaining amount will be paid to the Joint Venture.

Item 4. Submission of Matters to a Vote of Security Holders

(a, b,
c & d) No matters were submitted to a vote of the Limited Partners of the Registrant during 1993.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1993 the number of record holders of Limited Partnership Interests of the Registrant was 13,453.

Item 6. Selected Financial Data

                                      Year ended December 31,
                       1993        1992        1991        1990        1989

Rental and
  service income   $29,915,125 $30,010,121 $30,620,213 $31,472,015 $30,942,328
Interest income on
  short-term
  investments           76,829      81,558     579,883     874,380     492,051
Administrative
  expenses             923,660   1,021,753   1,086,288   1,023,013   1,015,964
Recognized gain on
  sale of property        None        None   1,333,480        None        None
Extraordinary items:
  Gain on forgive-
   ness of debt      2,058,078        None        None        None        None
  Gain on foreclosure
   of property       4,340,843        None   2,475,016        None     991,870
Net income (loss)    2,809,966  (5,092,181) (7,075,094) (7,890,602) (5,940,757)
Net income (loss)
  per Limited
  Partnership
  Interest               19.87      (36.01)     (21.88)     (55.80)     (53.13)
Tax income (loss)    2,718,751  (9,912,861)(10,461,294)(13,134,612)(12,867,313)
Tax income (loss)
  per Limited
  Partnership
  Interest               43.98      (28.95)     (62.63)     (70.07)     (91.12)
Cash and cash
  equivalents          736,429     656,104     546,994     911,807   1,514,685
Short-term invest-
  ments-restricted     700,000     800,000   1,410,000  11,953,700     700,000
Total investment
  properties, net
  of accumulated
  depreciation     108,878,714 124,061,309 128,911,606 153,863,038 159,573,880
Total assets       117,468,061 128,763,485 132,982,864 169,019,865 164,287,383
Purchase price,
  promissory and
  mortgage notes
  payable          136,404,898 149,910,843 150,663,629 182,960,724 181,747,563
Properties owned
  on December 31            17          18          18          20          20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, two properties have been sold and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the seventeen remaining properties.

Operations

Summary of Operations

As discussed below, operations of the Highland Glen apartment complex, which had generated a net loss during 1992, were recognized only through September 1992, the date the property was placed in receivership. Title to this property was subsequently relinquished through foreclosure in May 1993 and the Partnership recognized an extraordinary gain in connection with the transaction. In addition, the Ridgetree Phase I first mortgage loan was repaid at a discount in April 1993 which resulted in an extraordinary gain on forgiveness of debt. As a result of these transactions, the Partnership generated net income during 1993 as compared to a net loss during 1992.

In 1991, title to the Canyon Creek apartment complex was relinquished through foreclosure and the Partnership sold the Sunrise Village apartment complex. For financial statement purposes, the gains recognized by the Partnership as a result of these dispositions resulted in an increase in the net loss of the Partnership during 1992 as compared to 1991. Further discussion of the Partnership's operations is summarized below.

1993 Compared to 1992

After the Partnership suspended debt service payments on the Highland Glen apartment complex and the lender filed foreclosure proceedings, a receiver was appointed and took possession of the property in September 1992. In accordance with the Partnership's accounting policies, the financial statements do not reflect the operations of the property subsequent to the date the receiver was appointed. This caused decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation expense, property operating expenses, maintenance and repair expenses, real estate taxes and property management fees during 1993 as compared to 1992. These decreases were partially or, in certain cases, fully offset by the events described below. During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the Partnership recognized an extraordinary gain on foreclosure during 1993.

Fourteen of the Partnership's remaining properties experienced improved occupancy levels and/or higher rental rates in 1993, partially offsetting the previously discussed decreases in rental and service income and property management fees during 1993 as compared to 1992.

The Partnership reached a settlement with the seller of the Ridgetree Phase I apartment complex in June 1992. Prorations due from the seller pursuant to the terms of the original management and guarantee agreement on this property were previously written off due to uncertain collectibility. Pursuant to the settlement agreement, the parties have released all claims and causes of action against one another, and the Partnership received cash of $208,000 and was relieved of certain other liabilities by the seller. Other income of $259,174 was recognized in connection with this transaction and resulted in a decrease in other income during 1993 as compared to 1992.

The interest rate on the Creekwood Phase I apartment complex mortgage note payable adjusts monthly based on a market rate while the interest rates on the Briarwood, Canyon Sands, Somerset Pointe and Sunnyoak Village apartment complex mortgage notes payable adjusted in 1993 based on market rates. Lower interest rates during 1993 resulted in a decrease in interest expense on these loans. In April 1993, the Ridgetree Phase I apartment complex mortgage note payable was refinanced and the original loan was repaid at a discount. As a result of a lower principal balance and interest rate on the new loan, interest expense decreased for this property. In May 1993, the first mortgage note payable on the Woodland Hills apartment complex was refinanced and the second mortgage was partially repaid. As a result of the reduced total principal balances and a lower interest rate on the new first mortgage loan, interest expense decreased for this property. These items contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable during 1993 as compared to 1992. The decreases in interest expense discussed above were partially offset during 1993 by interest expense recognized on the Chesapeake apartment complex mortgage note payable, which was obtained during June 1993, and on the Quail Lakes apartment complex loan, which had principal-only payments until June 1993.

As a result of the full amortization of the deferred expenses related to prior mortgages on the Highland Glen apartment complex, which was foreclosed in 1993, and the Woodland Hills, Chesapeake and Chimney Ridge apartment complexes, which were refinanced in 1993, amortization of deferred expenses increased during 1993 as compared to 1992.

Slightly higher property operating expenses at most of the remaining properties resulted in an increase in property operating expenses during 1993 as compared to 1992.

During 1993, the Partnership recognized extraordinary gains on forgiveness of debt in connection with the refinancings of the Ridgetree - Phase I and Chimney Ridge apartment complex mortgage loans.

1992 Compared to 1991

As noted above, a receiver took possession of the Highland Glen apartment complex during September 1992 and the financial statements do not reflect the operations of the property subsequent to the date the receiver was appointed. In addition, the Partnership sold the Sunrise Village apartment complex in August 1991, and relinquished title to the Canyon Creek apartment complex to the first mortgage lender through foreclosure in October 1991 and recognized gains related to these property dispositions during 1991. These transactions caused decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation expense, amortization expense, property operating expenses, maintenance and repair expenses, real estate taxes and property management fees during 1992 as compared to 1991. These decreases were partially or, in certain cases, fully offset by the increases described below.

All seventeen of the Partnership's remaining properties, excluding the Highland Glen apartment complex, experienced improved occupancy and/or higher rental rates, which partially offset the previously discussed decreases in rental and service income and property management fees during 1992 as compared to 1991.

In August 1991, the Partnership secured the release of restricted investments totaling $8,530,000, which had been pledged as collateral for the Chesapeake apartment complex loan, and used these proceeds to purchase the underlying revenue bonds which finance the property. This decrease in short-term investments, along with lower interest rates during 1992, caused interest income on short-term investments to decrease during 1992 as compared to 1991. In addition, this transaction contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable during 1992 as compared to 1991.

As previously discussed, the Partnership reached a settlement with the seller of the Ridgetree Phase I apartment complex in June 1992, and recognized other income of $259,174 in connection with this. The Partnership also recognized other income in 1992 in the amount of $120,513 in connection with the purchase of a note investment relating to the Pinebrook apartment complex. As a result, other income increased in 1992 as compared to 1991.

Interest rates decreased significantly during 1991 and 1992. This caused interest expense on short-term loans to decrease during 1992 as compared to 1991.

The interest rate on the Creekwood apartment complex mortgage note payable adjusts monthly based on a market rate. A lower market rate during 1992 resulted in a decrease in interest expense on this loan. This also contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable during 1992 as compared to 1991.

Deferred expenses related to the mortgage note payable collateralized by the Courtyards of Kendall apartment complex became fully amortized upon maturity of the loan in 1991. This caused amortization expense to decrease, in addition to the previously discussed decreases, during 1992 as compared to 1991.

During 1992, the Partnership incurred expenses for painting the exteriors of the Chestnut Ridge, Pinebrook, Quail Lakes, Ridgepoint View, Sunnyoak Village and Woodland Hills apartment complexes, and also incurred expenses for upgrading selected unit interiors at the Ridgepoint Hill apartment complex. During 1991, the Partnership incurred expenses for painting the exterior of the Antlers and Ridgetree apartment complexes. The timing of these transactions caused maintenance and repair expenses to increase overall, fully offsetting the decreases previously discussed, during 1992 as compared to 1991.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership. During 1992, the exterior of the property was painted, causing an increase in total expenses and the overall loss generated by the property. This increased the affiliate's participation in loss from joint venture during 1992 as compared to 1991.

Liquidity and Capital Resources

The cash or near cash position of the Partnership was relatively unchanged during the year ended December 31, 1993. During 1993, the Partnership's financing activities included the receipt of net proceeds of approximately $2,550,000 from loan refinancings and modifications, net of costs and escrows, and a net loan repayment of approximately $1,246,000 to the General Partner, as well as principal payments on mortgage notes payable. Operating activities consist primarily of cash flow generated from property operations and the payment of administrative expenses and short-term interest expense. The operating cash flow includes expenditures of approximately $1,160,000 for hurricane damage at the Courtyards of Kendall apartment complex, located in Dade County, Florida, for which the Partnership expects to be reimbursed through insurance proceeds during 1994.

The Partnership is largely dependent on loans from the General Partner and owes approximately $11,166,000 to the General Partner at December 31, 1993 in connection with the funding of operating deficits, the 1991 purchase of the bonds on the Chesapeake apartment complex, which borrowings were partially repaid from the proceeds of the new first mortgage loan on the property, and additional borrowings needed for the 1993 refinancings. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners from these sources.

Although an affiliate of the General Partner has, in certain circumstances, provided mortgage loans for certain properties to the Partnership, there can be no assurance that loans of this type will be available from either an affiliate or the General Partner in the future. The General Partner may continue to provide additional short-term loans to the Partnership or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For each of the years ended December 31, 1993 and 1992, ten of the remaining seventeen properties owned by the Partnership generated positive cash flow and seven generated marginal cash flow deficits.

The Highland Glen apartment complex would have operated at a significant cash flow deficit during 1992 had the Partnership paid all contractual obligations due under the terms of the mortgage note payable. The modification of the note expired in April 1992, and the note returned to its original terms, significantly increasing the monthly debt service requirements. The Partnership suspended debt service payments in an effort to obtain additional debt service relief. After unsuccessful negotiations, the lender filed foreclosure proceedings and a receiver was appointed to manage the property. In May 1993, title to this property was relinquished through foreclosure. See Note 13 of Notes to Financial Statements for additional information.

The terms of the loans on the Chestnut Ridge Phase II, Ridgepoint Hill and Ridgepoint View apartment complexes provide for deferral of certain portions of the respective interest payments. Had the Partnership been obligated to pay the deferred amounts for the current period, the properties would have generated significant cash flow deficits during 1993 and 1992. At December 31, 1993, the cumulative interest deferred and outstanding on these loans totaled approximately $1,848,622. The deferred interest amounts are payable from proceeds received upon the sale or refinancing of the properties or, in certain cases, from current property cash flow if available.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. During 1994 and 1995, approximately $24,362,000 and $11,529,000, respectively, of mortgage loans collateralized by the Creekwood Phase I, Ridgepoint Hill, Ridgepoint View, Drayton Quarter and Quail Lakes apartment complexes mature. Of the 1994 amount, approximately $6,634,000 represents mortgage loan financing from an affiliate of the General Partner which the Partnership expects to be able to extend if not paid prior to maturity. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to the properties in satisfaction of the outstanding mortgage loan balances.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership, and is financed with a $5,185,000 wrap-around mortgage payable collateralized by the property, which matured in July 1993. The joint venture reviewed its options, among which were a sale of the property and a refinancing or modification of the purchase money wrap-around mortgage. However, the loan amount available on a refinancing was less than the current debt outstanding, and the joint venture partners did not have the cash reserves needed to fund the difference. Accordingly, the joint venture suspended debt service payments and began negotiations with the lender for a discounted buy-out of the $5,185,000 purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings, and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, a plan of reorganization was approved by the Bankruptcy Court. See Item 3. Legal Proceedings for additional information. All cash flow generated by the property had been used to pay debt service on the underlying first and second mortgage loans.

In May 1993, the interest rate on the mortgage note payable collateralized by the Sunnyoak Village apartment complex adjusted to 7.33% from 9.75%, through May 1998. In October 1993, the interest rates on the mortgage notes payable collateralized by the Briarwood, Canyon Sands and Somerset Pointe apartment complexes adjusted to 6.498% from 9.75%, through maturity in October 1998.

In April 1993, the first mortgage loan collateralized by Ridgetree Phase I Apartments was refinanced with new first and second mortgage loans. Simultaneously, other first mortgage loans collateralized by properties owned by partnerships affiliated with the General Partner were also refinanced. All of these loans had been held directly or indirectly by the Resolution Trust Corporation and have been purchased by Lexington Mortgage Company, an independent third party. While the mortgage loan collateralized by Ridgetree Phase I Apartments was current, many of the other mortgage loans were in default either with respect to monthly debt service requirements or the loan had matured and the properties were unable to repay the balloon payments that were due. The new loans were deposited into a trust, the beneficial interests of which were sold to unaffiliated investors. Lehman Brothers, an affiliate of the General Partner, acted as firm underwriter for the sale of the beneficial interests in the trust and received underwriting compensation in accordance with market practices. A subordinated portion of the beneficial interests in the trust continues to be owned by Lehman Brothers.

The new loans include, among other things, principal balance or mortgage rate reductions, or maturity extensions, or a combination thereof. The terms of the new loans on Ridgetree Phase I Apartments decreased the interest rate from 11% to 10.05%, extended the maturity date from September 1, 1996 to May 1, 2000, and required a principal reduction which was partially funded by a principal payment by the Partnership and partially due to forgiveness of debt by the lender or a voluntary contribution from an affiliate of the General Partner. See Note 4 of Notes to Financial Statements for additional information.

In May 1993, the first mortgage loan collateralized by the Woodland Hills Apartments was refinanced. The proceeds of the new loan of $5,054,563 were used to repay the existing first mortgage loan of $4,941,615 as well as $112,948 of the BREHI second mortgage loan. The Partnership also funded capital and operating reserves as well as related closing costs. The balance of the BREHI second mortgage loan of $2,498,119, including accrued interest of $390,396, was reduced to $585,171 as a requirement of the first mortgage loan. The General Partner provided short-term loans to the Partnership to fund the closing costs and the BREHI paydown. See Note 4 of Notes to Financial Statements for additional information.

In June 1993, the Partnership obtained a first mortgage loan in the amount of $5,185,000 collateralized by the Chesapeake Apartments. This first mortgage loan replaces the bonds collateralized by the property, which the Partnership had purchased in 1991. The Partnership also funded capital and operating reserves as well as related closing costs. The Partnership used $4,000,000 of proceeds available from the financing to partially repay funds borrowed from the General Partner to purchase the bonds. See Note 4 of Notes to Financial Statements for additional information.

In July 1993, the first mortgage loan collateralized by the Antlers Apartments was modified. In connection with the modification, the loan balance was increased by $232,334 to $10,500,000, the interest rate was reduced and the maturity date was extended. The Partnership paid fees and closing costs in connection with the modification. See Note 4 of Notes to Financial Statements for additional information.

In October 1993, the first mortgage loan collateralized by the Chimney Ridge Apartments was refinanced. The proceeds of the new loan of $7,400,000 were used to repay the existing first mortgage loan of $6,023,757 at a $180,599 discount. The Partnership also funded capital and operating reserves as well as related closing costs. Proceeds of approximately $1,000,000 available from the refinancing were used to partially repay General Partner loans. See Note 4 of Notes to Financial Statements for additional information.

In March 1994, the first mortgage loan collateralized by the Quail Lakes Apartments was modified. In connection with the modification, the interest rate was adjusted and the maturity date was extended. See Note 4 of Notes to Financial Statements for additional information.

In connection with the May 1993 Woodland Hills refinancing, $100,000 of cash pledged as additional collateral related to the Partnership's obligation under the terms of the prior mortgage loan was released. An affiliate of the General Partner is providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. In addition, a certificate of deposit of $700,000 is pledged as additional collateral for the mortgage loan relating to the Canyon Sands apartment complex.

Woodland Hills Apartments is located near the Dallas/Ft. Worth Airport. As previously reported, the airport board is pursuing an expansion plan with the Federal Aviation Authority to build two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership, certain affiliates of the General Partner which also own affected properties and other unaffiliated property owners jointly filed a lawsuit to obtain equitable compensation. The plaintiffs expect to file a motion for summary judgement with a hearing expected to be held during the first half of 1994.

The Briarwood apartment complex is located in the path of the planned expansion of Price Road which is adjacent to the property. Discussions for this project have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals and funding for the project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions to investors will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1993           December 31, 1992
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns

Total assets        $117,468,061  $86,235,405  $128,763,485   $96,829,331
Partners' capital
  accounts (deficit):
    General Partner   (1,601,123) (18,854,592)   (1,629,223)  (15,269,743)
    Limited Partners (34,519,544) (50,849,212)  (37,301,410)  (57,477,066)
Net income (loss):
    General Partner       28,100   (3,584,849)      (50,922)   (6,097,699)
    Limited Partners   2,781,866    6,627,854    (5,041,259)   (3,234,358)
    Per Limited Part-
      nership Interest     19.87        47.34        (36.01)       (23.10)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c
 & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         Name                      Title

         Marvin H. Chudnoff        Chairman
         Thomas E. Meador          President and Chief Operating Officer
         Allan Wood                Executive Vice President, Chief Financial
                                   Officer and Chief Accounting Officer
         Alexander J. Darragh      Senior Vice President
         Robert H. Lutz, Jr.       Senior Vice President
         Michael J. O'Hanlon       Senior Vice President
         Gino A. Barra             First Vice President
         Daniel A. Duhig           First Vice President
         David S. Glasner          First Vice President
         Josette V. Goldberg       First Vice President
         G. Dennis Hartsough       First Vice President
         Lawrence B. Klowden       First Vice President
         Alan G. Lieberman         First Vice President
         Lloyd E. O'Brien          First Vice President
         Brian D. Parker           First Vice President
         John K. Powell, Jr.       First Vice President
         Jeffrey D. Rahn           First Vice President
         Reid A. Reynolds          First Vice President

Marvin H. Chudnoff (April 1941) joined Balcor in March 1990 as Chairman. He has responsibility for all strategic planning and implementation for Balcor, including management of all real estate projects in place and financing and sales for a varied national portfolio valued in excess of $6.5 billion. Mr. Chudnoff also holds the position of Vice Chairman of Edward S. Gordon Company Incorporated, New York, a major national commercial real estate firm, which he joined in 1983. He has also served on the Board of Directors of Skippers, Inc. and Acorn Inc., both publicly held companies, and of Waxman Laboratories of Mt. Sinai Hospital, New York. Mr. Chudnoff has been a guest lecturer at the Association of the New York Bar and at Yale and Columbia Universities.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is President and Chief Operating Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for all financial and administrative functions. He is directly responsible for all accounting, treasury, data processing, legal, risk management, tax and financial reporting activities. He is also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis in support of asset management, institutional advisory and capital markets functions as well as for Balcor Consulting Group, Inc., which provides real estate advisory services to Balcor affiliated entities and third party clients. In addition, Mr. Darragh has supervisory responsibility of Balcor's Investor Services Department. Mr. Darragh received masters degrees in Urban Geography from Queens University and in Urban Planning from Northwestern University.

Robert H. Lutz, Jr. (September 1949) joined Balcor in October 1991. He is President of Allegiance Realty Group, Inc., formerly known as Balcor Property Management, Inc. and, as such, has primary responsibility for all its management and operations. He is also a Director of The Balcor Company. From March 1991 until he joined Balcor, Mr. Lutz was Executive Vice President of Cousins Properties Incorporated. From March 1986 until January 1991, he was President and Chief Operating Officer of The Landmarks Group, a real estate development and management firm. Mr. Lutz received his M.B.A. from Georgia State University.

Michael J. O'Hanlon (April 1951) joined Balcor in February 1992 as Senior Vice President in charge of Asset Management, Investment/Portfolio Management, Transaction Management and the Capital Markets Group which includes sales and refinances. From January 1989 until joining Balcor, Mr. O'Hanlon held executive positions at Citicorp in New York and Dallas, including Senior Credit Officer and Regional Director. He holds a B.S. degree in Accounting from Fordham University, and an M.B.A. in Finance from Columbia University. He is a full member of the Urban Land Institute.

Gino A. Barra (December 1954) joined Balcor's Property Sales Group in September 1983. He is First Vice President of Balcor and assists with the supervision of Balcor's Asset Management Group, Transaction Management, Quality Control and Special Projects.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for various asset management matters relating to investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

David S. Glasner (December 1955) joined Balcor in September 1986 and has primary responsibility for special projects relating to investments made by Balcor and its affiliated partnerships and risk management functions. Mr. Glasner received his J.D. degree from DePaul University College of Law in June 1984.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters relating to Balcor personnel, including training and development, employment, salary and benefit administration, corporate communications and the development, implementation and interpretation of personnel policy and procedures. Ms. Goldberg also supervises Balcor's payroll operations and Human Resources Information Systems
(HRIS). In addition, she has supervisory responsibility for Balcor's Facilities, Corporate and Field Services and Telecommunications Departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

G. Dennis Hartsough (October 1942) joined Balcor in July 1991 and is responsible for asset management matters relating to all investments made by Balcor and its affiliated partnerships in office and industrial properties. From July 1989 until joining Balcor, Mr. Hartsough was Senior Vice President of First Office Management (Equity Group) where he directed the firm's property management operations in eastern and central United States. From June 1985 to July 1989, he was Vice President of the Angeles Corp., a real estate management firm, where his primary responsibility was that of overseeing the company's property management operations in eastern and central United States.

Lawrence B. Klowden (March 1952) joined Balcor in November 1981 and is responsible for supervising the administration of the investment portfolios of Balcor and its loan and equity partnerships. Mr. Klowden is a Certified Public Accountant and received his M.B.A. degree from DePaul University's Graduate School of Business.

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Lloyd E. O'Brien (December 1945) joined Balcor in April 1987 and has responsibility for the operations and development of Balcor's Information and Communication systems. Mr. O'Brien received his M.B.A. degree from the University of Chicago in 1984.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury, budget activities and corporate purchasing. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University and an M.A. degree in Social Service Administration from the University of Illinois.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for Balcor Consulting Group, Inc. which provides real estate advisory services to Balcor affiliated entities and third party clients. Mr. Powell received a Master of Planning degree from the University of Virginia.

Jeffrey D. Rahn (June 1954) joined Balcor in February 1983 and has primary responsibility for Balcor's Asset Management Department. He is responsible for the supervision of asset management matters relating to equity and loan investments held by Balcor and its affiliated partnerships. Mr. Rahn received his M.B.A. degree from DePaul University's Graduate School of Business.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1993.

Item 11. Executive Compensation

(a, b, c,
 d & e) The Registrant has not paid and does not propose to pay any compensation, retirement or other termination of employment benefits to any of the five most highly compensated executive officers of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class

         Limited Partnership
           Interests           116 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own an additional 5 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, previously filed as Exhibits 3 and
4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 16, 1983 (Registration No. 2-86317) are incorporated herein by reference.

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13349) are incorporated herein by reference.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1993.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-84


                         By:        /s/ Allan Wood
                                      Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XV, the
                              General Partner

Date: March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
/s/ Thomas E. Meador     the General Partner                 March 28, 1994
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XV,
   /s/ Allan Wood        the General Partner                 March 28, 1994
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1993 and 1992

Statements of Partners' Capital, for the years ended December 31, 1993, 1992 and 1991

Statements of Income and Expenses, for the years ended December 31, 1993, 1992 and 1991

Statements of Cash Flows, for the years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements

Financial Statement Schedule:

XI -      Real Estate and Accumulated Depreciation, as of December 31, 1993


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors-84:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors-84 (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-84 at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                  /s/ Coopers & Lybrand

                                   COOPERS & LYBRAND


Chicago, Illinois
March 24, 1994

                         BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                              BALANCE SHEETS
                        December 31, 1993 and 1992


                                ASSETS

                                                   1993             1992
                                             ---------------  --------------
  Cash and cash equivalents                  $      736,429   $     656,104
  Certificate of deposit - restricted               700,000         700,000
  Restricted investments                                            100,000
  Net investment in note receivable                 914,040         377,056
  Escrow deposits                                 3,052,027       1,104,478
  Accounts and accrued interest receivable        1,583,118         656,890
  Prepaid expenses                                   32,847          32,826
  Deferred expenses, net of accumulated
    amortization of $1,128,672 in 1993 and
    $1,068,977 in 1992                            1,570,886       1,074,822
                                             ---------------  --------------
                                                  8,589,347       4,702,176
                                             ---------------  --------------
  Investment in real estate:
    Land                                         22,657,624      22,657,624
    Buildings and improvements                  145,783,613     145,734,839
                                             ---------------  --------------
                                                168,441,237     168,392,463
    Less accumulated depreciation                59,562,523      54,944,729
                                             ---------------  --------------
                                                108,878,714     113,447,734
    Real estate in substantive foreclosure,
      net of accumulated depreciation of
      $4,252,309                                                 10,613,575
                                             ---------------   -------------
  Investment in real estate, net
    of accumulated depreciation                 108,878,714     124,061,309
                                             ---------------  --------------
                                             $  117,468,061   $ 128,763,485
                                             ===============  ==============

                   LIABILITIES AND PARTNERS' CAPITAL

  Loans payable - affiliate                  $   11,166,206   $  12,411,979
  Accounts payable                                1,040,208         967,294
  Due to affiliates                                 207,444         217,707
  Accrued liabilities, principally interest
    and real estate taxes                         4,229,868       3,544,098
  Security deposits                                 599,835         613,144
  Purchase price, promissory and mortgage
    notes payable                               126,356,211     138,331,929
  Mortgage notes payable - affiliate             10,048,687      11,578,914
                                             ---------------  --------------
      Total liabilities                         153,648,459     167,665,065

  Affiliate's participation in joint venture        (59,731)         29,053

  Partners' capital (140,000 Limited
    Partnership Interests issued and
    outstanding)                                (36,120,667)    (38,930,633)
                                             ---------------  --------------
                                             $  117,468,061   $ 128,763,485
                                             ===============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1993, 1992 and 1991



                                         Partners' Capital Accounts
                              ----------------------------------------------
                                                  General         Limited
                                  Total           Partner       Partners(A)
                              -------------  ---------------  --------------

  Balance at
    December 31, 1990         $(30,745,021)  $   (1,547,367)  $ (29,197,654)

  Net loss for the year
    ended December 31, 1991     (3,093,431)         (30,934)     (3,062,497)
                              -------------  ---------------  --------------
  Balance at
    December 31, 1991          (33,838,452)      (1,578,301)    (32,260,151)

  Net loss for the year
    ended December 31, 1992     (5,092,181)         (50,922)     (5,041,259)
                              -------------  ---------------  --------------
  Balance at
    December 31, 1992          (38,930,633)      (1,629,223)    (37,301,410)

  Net loss for the year
    ended December 31, 1993      2,809,966           28,100       2,781,866
                              -------------  ---------------  --------------
  Balance at
    December 31, 1993         $(36,120,667)  $   (1,601,123)  $ (34,519,544)
                              =============  ===============  ==============

  (A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests.

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1993, 1992 and 1991


                                   1993            1992             1991
                              -------------  ---------------  --------------
  Income:
    Rental and service        $ 29,915,125   $   30,010,121   $  30,620,213
    Interest on short-term
      investments                   76,829           81,558         579,883
    Other income                   167,225          434,098          74,813
                              -------------  ---------------  --------------
        Total income            30,159,179       30,525,777      31,274,909
                              -------------  ---------------  --------------

  Expenses:
    Interest on purchase
      price, promissory and
      mortgage notes payable    12,047,956       13,816,050      15,117,484
    Interest on short-term
      loans                        484,932          494,403         816,387
    Depreciation                 4,617,794        4,884,047       5,371,409
    Amortization of deferred
      expenses                     471,567          229,473         396,741
    Property operating           8,085,076        7,892,370       8,128,327
    Maintenance and repairs      3,207,875        3,353,405       3,196,582
    Real estate taxes            2,492,324        2,502,189       2,637,431
    Property management fees     1,481,954        1,493,809       1,534,923
    Administrative                 923,660        1,021,753       1,086,288
                              -------------  ---------------  --------------
        Total expenses          33,813,138       35,687,499      38,285,572
                              -------------  ---------------  --------------

  Loss before recognized
    gain on sale of property
    and affiliate's
    participation in loss
    from joint venture          (3,653,959)      (5,161,722)     (7,010,663)

  Recognized gain on sale
    of property                                                   1,333,480
  Affiliate's participation
    in loss from joint
    venture                         65,004           69,541         108,736
                              -------------  ---------------  --------------
  Loss before extraordinary
    items                       (3,588,955)      (5,092,181)     (5,568,447)
                              -------------  ---------------  --------------
  Extraordinary items:
    Gain on forgiveness of
      debt                       2,058,078
    Gain on foreclosure of
      property                   4,340,843                        2,475,016
                              -------------                   --------------
        Total extraordinary
          items                  6,398,921                        2,475,016
                              -------------  ---------------  --------------
  Net income (loss)           $  2,809,966   $   (5,092,181)  $  (3,093,431)
                              =============  ===============  ==============
  Loss before extraordinary
    items allocated to
    General Partner           $    (35,890)  $      (50,922)  $     (55,684)
                              =============  ===============  ==============
  Loss before extraordinary
    items allocated to
    Limited Partners          $ (3,553,065)  $   (5,041,259)  $  (5,512,763)
                              =============  ===============  ==============

  Loss before extraordinary
    item per Limited
    Partnership Interest
    (140,000 issued
    and outstanding)          $     (25.38)  $       (36.01)  $      (39.38)
                              =============  ===============  ==============
  Extraordinary items
    allocated to General
    Partner                   $     63,989             None   $      24,750
                              =============  ===============  ==============
  Extraordinary items
    allocated to Limited
    Partners                  $  6,334,932             None   $   2,450,266
                              =============  ===============  ==============
  Extraordinary items per
    Limited Partnership
    Interest (140,000 issued
    and outstanding)          $      45.25             None   $       17.50
                              =============  ===============  ==============
  Net income (loss) allocated
    to General Partner        $     28,100   $      (50,922)  $     (30,934)
                              =============  ===============  ==============
  Net income (loss) allocated
    to Limited Partners       $  2,781,866   $   (5,041,259)  $  (3,062,497)
                              =============  ===============  ==============
  Net income (loss) per
    Limited Partnership
    Interest (140,000 issued
    and outstanding)          $      19.87   $       (36.01)  $      (21.88)
                              =============  ===============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1993, 1992 and 1991
                                  (Continued)



                                   1993            1992             1991
                              -------------  ---------------  --------------
  Operating activities:
    Net income (loss)         $  2,809,966   $   (5,092,181)  $  (3,093,431)
    Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
        Recognized gain on
          sale of property                                       (1,333,480)
        Affiliate's
          participation in
          in loss from joint
          venture                  (65,004)         (69,541)       (108,736)
        Extraordinary items:
          Gain on forgiveness
            of debt             (2,058,078)
          Gain on foreclosure
            of property         (4,340,843)                      (2,475,016)
        Depreciation of
          properties             4,617,794        4,884,047       5,371,409
        Amortization of
          deferred expenses        471,567          229,473         396,741
        Amortization of
          discount on note
          receivable              (112,816)        (117,185)
        Deferred interest on
          note receivable         (424,168)         (39,871)
        Deferred interest
          expense                                   806,802         649,669
        Net change in:
          Escrow deposits       (1,051,466)        (426,432)        (81,131)
          Accounts and
            accrued interest
            receivable            (926,228)        (243,135)       (137,720)
          Prepaid expenses             (21)            (384)           (834)
          Accounts payable          72,914          355,743         (20,542)
          Due to affiliates        (10,263)           4,383         (39,772)
          Accrued liabilities    1,365,981          607,755       1,342,137
          Security deposits        (13,309)           2,631        (125,173)
                              -------------  ---------------  --------------
    Net cash provided by
      operating activities         336,026          902,105         344,121
                              -------------  ---------------  --------------
  Investing activities:
    Proceeds from redemption
      of restricted
      investments                  100,000          610,000      10,543,700
    Purchase of investment in
      note                                         (220,000)
    Additions to properties        (48,774)         (33,750)        (60,197)
    Proceeds from sale of
      property                                                       67,832
                              -------------  ---------------  --------------
    Net cash provided by
      investing activities          51,226          356,250      10,551,335
                              -------------  ---------------  --------------
  Financing activities:
    Capital contributions by
      joint venture partner -
      affiliate                                     133,342
    Distributions to joint
      venture partner -
      affiliate                    (23,780)          (7,537)        (13,417)
    Proceeds from loan
      payable - affiliate        5,918,837        1,478,387       2,412,592
    Repayment of loan
      payable - affiliate       (7,164,610)        (302,178)     (3,692,517)
    Proceeds from issuance
      of mortgage notes
      payable                   27,532,897        2,863,800
    Proceeds from issuance
      of mortgage notes
      payable - affiliate                                            35,234
    Repayment of mortgage
      notes payable            (21,205,963)
    Repayment of mortgage
      notes payable -
      affiliate                 (1,912,948)      (2,863,800)
    Principal payments on
      purchase price,
      promissory and
      mortgage notes payable    (1,579,971)      (2,093,148)     (1,429,725)
    Principal payments on
      mortgage notes payable
      - affiliate                   (7,675)         (43,837)        (42,436)
    Purchase of revenue
      bonds                                                      (8,530,000)
    Payment of deferred
      expenses                    (967,631)        (203,029)
    Payment of financing
      escrows                     (896,083)        (111,245)
                              -------------  ---------------  --------------
    Net cash used in
      financing activities        (306,927)      (1,149,245)    (11,260,269)
                              -------------  ---------------  --------------

  Net change in cash and cash
    equivalents                     80,325          109,110        (364,813)
  Cash and cash equivalents
    at beginning of year           656,104          546,994         911,807
                              -------------  ---------------  --------------
  Cash and cash equivalents
    at end of year            $    736,429   $      656,104   $     546,994
                              =============  ===============  ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1.  Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years

               Buildings and improvements          20 to 30
               Furniture and fixtures                5 to 7

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

(b) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(c) When debt service payments are suspended on a mortgage loan which is collateralized by one of the Partnership's properties, the lender may commence foreclosure proceedings and a receiver may be appointed for the property by the bankruptcy court while the proceedings are in progress. In such a case, the Partnership will not reflect the operations of a property in the financial statements while in receivership.

(d) Properties are classified in substantive foreclosure when the lender has taken actions that result in the Partnership relinquishing control of the operations of the property, and/or the General Partner anticipates the property may be lost through foreclosure. When a property has been classified in substantive foreclosure, expenses which are not general obligations of the Partnership, but rather are liabilities collateralized by an interest in the property (such as mortgage interest expense and real estate taxes), are recorded only to the extent such items are paid.

(e) Cash equivalents include all unrestricted highly liquid investments with a maturity of three months or less.

(f) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

 2.  Partnership Agreement:

The Partnership was organized in September 1982. The Partnership Agreement provides for Balcor Partners-XV to be the General Partner and for the admission of Limited Partners through the sale of up to 150,000 Limited Partnership Interests at $1,000 per Interest, 140,000 of which were sold on or prior to June 27, 1984, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 99% of the profits and losses for the period prior to January 1, 1984, and 1% of the profits and losses thereafter. One hundred percent of "Net Cash Receipts" available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds.

Under certain circumstances, the General Partner may also participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus certain levels of return as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners will the General Partner receive 15% of further distributed Net Cash Proceeds, which will include the accrued distributive share of Net Cash Receipts, subject to increase by an amount equal to certain acquisition fees the General Partner would otherwise have been entitled to pursuant to the Partnership Agreement.

 3. Purchase Price, Promissory and Mortgage Notes Payable:

Purchase price, promissory and mortgage notes payable at December 31, 1993 and 1992 consisted of the following:

Property           Carrying     Carrying            Final
Pledged as         Amount of   Amount of   Inter-  Matur-  Periodic   Estimated
Collateral         Notes at     Notes at     est     ity    Payment    Balloon
(Cost)             12/31/93     12/31/92    Rate    Date   Terms(B)  Payment(C)

Purchase Price, Promissory and Mortgage Notes Payable - Nonaffiliates:

Antlers
 apt. complex
 ($13,513,695)(A)$10,446,268  $10,330,433   8.25%    1998 $82,787    $9,731,000
Briarwood Place
 apt. complex
 ($7,647,947)      6,261,495    6,332,257  6.498%    1998  43,961     5,606,000
Canyon Sands
 Village apt.
 complex
 ($11,167,970)
 (D,E)             9,447,725    9,559,432  6.498%    1998  66,130     8,460,000
Chesapeake apt.
  complex
  ($8,711,056)(A)  5,170,785         None  7.875%    2028  36,357          None
Chimney Ridge
 apt. complex
 ($7,564,644)(A)   7,389,254    6,039,978  7.625%    2003  52,377     6,452,000
Chestnut Ridge
 apt. complex
 ($5,682,907)(F)   2,843,547    2,854,583   9.75%    2002  24,073     2,725,000
Courtyards of
 Kendall apt.
 complex
 ($10,262,348)(D)  9,461,431    9,565,796   9.50%    1997  83,906(G)  9,014,000
Creekwood
 apt. complex
 ($7,042,691)      5,335,504    5,528,289     (H)    1994     (H)           (H)
Drayton Quarter
 apt. complex
 ($5,936,122)      4,833,492    4,886,722  11.00%    1995  47,276     4,765,000
Highland Glen
 apt. complex            (I)   14,918,362     (I)     (I)     (I)           (I)
Pinebrook
 apt. complex
 ($7,479,554)(J)   5,185,000    5,185,000   9.00%     (J)  38,888(K)  5,185,000
Quail Lakes
 apt. complex
 ($10,874,908)(D)  6,847,000    7,220,481     (L)     (L)     (L)     6,764,000
Ridgepoint Hill
 apt. complex
 ($9,516,771)      6,186,000    6,186,000  9.025%    1994  46,524(K)  6,186,000
Ridgepoint View
 apt. complex
 ($9,544,434)      6,352,000    6,352,000  9.025%    1994  47,772(K)  6,352,000
Ridgetree
 apt. complex
 ($14,004,711)(A)  9,626,164   12,141,441  10.05%    2000  85,139     9,157,000
Somerset Pointe
 apt. complex
 ($14,715,039)(D) 11,690,016   11,817,991  6.498%    1998  80,531    10,501,000
Sunnyoak Village
 apt. complex
 ($18,247,747)(D) 14,247,685   14,458,912   7.33%(M) 2015 106,091          None
Woodland Hills
 apt. complex
 (Carrying value
 $6,528,693)(A)    5,032,845    4,954,252   8.54%    1998  39,009     4,828,000
                 -----------  -----------
    Subtotal     126,356,211  138,331,929
                 -----------  -----------
Mortgage Notes Payable - Affiliates:

Chestnut Ridge
 apt. complex
 ($5,682,907)(N)   2,829,241    2,829,241  10.50%    2002     (N)     2,829,000
Ridgepoint Hill
 apt. complex
 ($9,516,771)(O)   3,288,870    3,296,545  10.25%    1994     (O)     3,289,000
Ridgepoint View
 apt. complex
 ($9,544,434)(P)   3,345,405    3,345,405  10.25%    1994     (P)     3,345,000
Woodland Hills
 apt. complex
 (carrying value
  $6,528,693)(Q)     585,171    2,107,723  10.50%    1999     (Q)       585,000
                ------------ ------------
  Subtotal        10,048,687   11,578,914
                ------------ ------------
  Total         $136,404,898 $149,910,843
                ============ ============

(A) This note was modified or refinanced in 1993. The interest rate, periodic payment terms, estimated balloon payment and final maturity date reflect the terms of the new modified loan. See Note 4 of Notes to Financial Statements for additional information.

(B) Represents monthly principal and interest payments through maturity, unless otherwise indicated.

(C) The balloon payment will require the sale or refinancing of the property, unless otherwise indicated.

(D) The difference between the balloon payments on previously outstanding interim financing and the assumed balance on the permanent loan is payable in accordance with a non-interest bearing promissory note. These amounts on an individual basis do not exceed $49,000, and are reflected in the "Carrying Amount of Notes" at December 31, 1993 and 1992.

(E) At December 31, 1993, a $700,000 certificate of deposit was posted by the Partnership as additional collateral required under the mortgage note collateralized by the Canyon Sands apartment complex.

(F) An affiliate of the General Partner ("Affiliate") provided a $10,000,000 letter of credit as additional collateral related to a pool of loans in the aggregate amount of $32,336,100 collateralized by the Chestnut Ridge apartment complex and eight other properties owned by partnerships affiliated with the General Partner. A guaranty of the letter of credit by the Affiliate was required under the terms of the refinancing. Such Affiliate's guaranty shall not affect the obligations or actual liabilities of the Partnership under the mortgage note payable or the related letter of credit.

(G) The Partnership is obligated to pay the lender (upon the earlier of maturity or the sale or refinancing of the property) additional interest equal to the lesser of: (i) 25% of the amount by which the agreed upon value of the property at maturity or upon sale or refinancing exceeds $10,100,000, or (ii) interest which would have accrued on the loan from June 1, 1992 through the earlier of maturity or the sale or refinancing of the property at 15% per annum.

(H) The contract interest rate floats at 2.5% over the Federal Home Loan Bank System 11th District Cost of Funds. At December 31, 1993, the contract interest rate was 6.44%, and the average rate for 1993 was 6.77%. The pay rate is 10% per annum on outstanding principal with the difference between the contract and pay rates applied monthly to principal.

(I) The Partnership relinquished title to the property through foreclosure on May 7, 1993. See Note 13 of Notes to Financial Statements for additional information.

(J) In December 1992, the joint venture which owns the property filed for protection under the U.S. Bankruptcy Code. See Note 12 of Notes to Financial Statements for additional information. In January 1994, a plan of reorganization was approved by the Bankruptcy Court which is expected to be effective during the second quarter of 1994. Under the plan, the wrap-around feature of each of the notes collateralized by the property will be terminated and will become first, second, third and fourth mortgage notes, and the joint venture is to make payments as follows: first, monthly payments of principal and interest, with interest at a rate of 9.75% per annum to the first mortgage holder, next as interest-only payments, with interest at a rate of 8.875% per annum to the second mortgage holder, next as interest-only payments at a rate of 10% per annum to the third mortgage holder and then interest-only payments at an interest rate of 10% per annum to the fourth mortgage holder. Any deficiency in the payments to the third and fourth mortgage holders will accrue and be paid in future months as net cash flow from property operations are available or from the proceeds of a sale of the property.

(K) Represents monthly interest-only payments through maturity.

(L) During March 1994, this loan was modified. Effective February 1, 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payment of principal and interest increased from $44,612 to $51,295.

(M) The interest rate is subject to adjustment in May 1998 and every 5 years thereafter based on a market index fixed at 3.0% above the Federal Home Loan Bank Board Eleventh District cost of funds rate.

(N) The balance at December 31, 1993 is comprised of a second mortgage loan in the amount of $393,025 payable to National Express Company and an unsecured loan in the amount of $2,436,216, payable to Balcor Real Estate Holdings, Inc. ("BREHI"), both of which are affiliates of the General Partner. Both loans have a contract interest rate of 10.5%. The interest pay rate on the second mortgage loan is the lower of the contract rate or the net cash flow from the property after payment of interest on the first mortgage loan. The interest pay rate on the unsecured loan is the lower of the contract rate or the net cash flow from the property limited to a maximum annual deficit of $40,000. To the extent that cash flow remains or the maximum annual deficit has not been incurred after payment of all current interest on both loans, such excess will be applied as a principal reduction on the unsecured loan. Deferred interest on the second mortgage loan is accumulated on a non-interest bearing basis while deferred interest on the unsecured loan is added to the principal balance outstanding and interest is accumulated thereon at the contract rate.

(O) This balance is comprised of a second mortgage loan in the amount of $3,000,000 and an unsecured loan in the amount of $288,870, both of which are payable to BREHI. Both loans have a contract interest rate of 10.25%. The interest pay rate on the second mortgage loan is the lower of the contract rate or the net cash flow from the property after payment of interest on the first mortgage loan. The interest pay rate on the unsecured loan is the lower of the contract rate or the net cash flow from the property limited to a maximum annual deficit of $77,238. To the extent that cash flow remains or the maximum annual deficit has not been incurred, after payment of all current interest on both loans, such excess will be applied as a principal reduction on the unsecured loan. During 1993 and 1992, $7,675 and $43,837, respectively, of cash flow was applied as a principal reduction on the unsecured loan. Deferred interest on the second mortgage loan is accumulated on a non-interest bearing basis while deferred interest on the unsecured loan is added to the principal balance outstanding and interest is accumulated thereon at the contract rate. This loan matures during 1994 and the General Partner expects to extend the maturity date of the loan if it is not repaid prior to maturity.

(P) This loan represents a second mortgage loan payable to BREHI. The loan has a contract interest rate of 10.25% with a pay rate equal to the lower of the contract rate or the net cash flow from the property, limited to a maximum annual deficit of $78,487. Deferred interest on the second mortgage loan is accumulated on a non-interest bearing basis. This loan matures during 1994 and the General Partner expects to extend the maturity date of the loan if it is not repaid prior to maturity.

(Q) This note represents a second mortgage loan payable to BREHI. During 1993, the balance of the BREHI loan of $2,498,119, including accrued interest, was reduced to $585,171 as a requirement of the first mortgage loan. The partial repayment was conditioned upon BREHI agreeing to subordinate repayment of the remaining portion of the BREHI loan to a payment to the Partnership from sale or refinancing proceeds from this property of $1,800,000. See Note 4 of the Notes to Financial Statements for additional information. The interest pay rate is the lower of the contract rate or the net cash flow from the property, after payment of interest on the first mortgage loan, limited to a maximum annual deficit of $62,500. Deferred interest on the second mortgage loan is accumulated and bears interest at the contract rate.

During the years ended December 31, 1993, 1992 and 1991, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $10,882,258, $12,561,221 and $13,588,013, respectively. The Partnership paid interest expense of $10,655,057 in 1993, $11,830,225 in 1992 and $12,893,968 in
1991. See Note 8 of Notes to Financial Statements for interest paid and incurred on loans payable to affiliates.

Maturities of the purchase price, promissory and mortgage notes payable and mortgage note payable - affiliates in each of the next five years are approximately as follows:

                         1994          $31,032,000
                         1995           12,886,000
                         1996            1,423,000
                         1997           10,463,000
                         1998           40,298,000

 4. Loan Modifications and Refinancings:

The General Partner completed the refinancing or modification of loans on five properties during 1993 and on three properties during 1992.

(a) In April 1993, the first mortgage loan collateralized by the Ridgetree Phase I Apartments was refinanced. The original loan, which had an outstanding balance of $12,298,669, including accrued interest of $253,759, was repaid for $10,421,190 which represents a discount to the Partnership of $1,877,479. The Partnership used proceeds from the new loans of $9,661,000, and made a principal payment of $760,190 to repay the loan. Lehman Brothers, an affiliate of the General Partner, acted as firm underwriter for the sale of the securities representing ownership of the new loans, and earned underwriting compensation in accordance with market practices. The Partnership funded capital and operating reserves of $238,000 and paid related closing costs of $168,516.

(b) In May 1993, the first mortgage loan collateralized by the Woodland Hills Apartments was refinanced with a new loan of $5,054,563. The Partnership used these proceeds to repay the existing first mortgage loan of $4,941,615 as well as $112,948 of the BREHI loan. The Partnership also funded capital reserves of $123,900 and paid related closing costs of $168,801. The balance of the BREHI second mortgage loan of $2,498,119, including accrued interest of $390,396, was reduced to $585,171 as a requirement of the first mortgage loan.

(c) In June 1993, the Partnership obtained a first mortgage loan of $5,185,000 collateralized by the Chesapeake Apartments. This first mortgage loan replaces the bonds collateralized by the property, which the Partnership had purchased in 1991. The Partnership also funded capital and operating reserves of $393,983 and paid related closing costs of $171,923.

(d) In July 1993, the first mortgage loan collateralized by the Antlers Apartments was modified. In connection with the modification, the loan balance was increased by $232,334 to $10,500,000, and the Partnership paid fees and closing costs of $265,830.

(e) In March 1994, the first mortgage loan collateralized by the Quail Lakes Apartments was modified.

(f) In October 1993, the first mortgage loan collateralized by the Chimney Ridge Apartments was refinanced with a new first mortgage loan of $7,400,000. The Partnership used these proceeds to repay the existing first mortgage loan of $6,023,757 which represents a discount to the Partnership of $180,599. The Partnership also funded capital and operating reserves of $140,200 and paid related closing costs of $261,682.

(g) The mortgage note payable collateralized by the Courtyards of Kendall apartment complex, in the approximate amount of $10,121,000, matured on October 1, 1991. The Partnership did not make the balloon payment but continued to pay monthly net cash flow from the property to the lender in lieu of debt service while negotiating an extension and modification of the loan terms. In January 1992, the lender drew upon the $313,000 certificate of deposit previously pledged as additional collateral and applied it against unpaid debt service, and filed foreclosure proceedings against the property. In May 1992, a settlement agreement and modification of the loan were executed, and the foreclosure proceedings were subsequently dismissed. Under the terms of the agreement, the Partnership paid $1,000,000 representing a principal payment of $440,344 and delinquent real estate taxes of $559,656, which had remained unpaid during the term of the negotiations. In addition, the Partnership agreed to make improvements to the property totaling $250,000, and the Partnership posted a letter of credit collateralizing payment of this amount. In connection with this modification, the Partnership incurred financing fees totaling $87,932. The Partnership is also obligated to pay the lender (upon the earlier of maturity or the sale or refinancing of the property) additional interest equal to the lesser of: (i) 25% of the amount by which the agreed upon value of the property at maturity or upon sale or refinancing exceeds $10,100,000, or
(ii) interest which would have accrued on the loan from June 1, 1992 through the earlier of maturity or the sale or refinancing of the property at 15% per annum.

(h) In January 1992, the Partnership completed a refinancing of the $5,115,644 BREHI mortgage loan and deferred interest totaling $577,397 collateralized by the Chestnut Ridge apartment complex. The refinancing resulted in a $2,863,800 new first mortgage loan from an unaffiliated lender which was used to repay a portion of the BREHI loans. The remaining portion of the BREHI loans, along with deferred interest payable thereon in the amount of $577,397, were recharacterized as a $393,025 second mortgage loan, and a $2,436,216 unsecured loan.

5.  Management Agreements:

As of December 31, 1993, all the properties owned by the Partnership are under management agreements with Allegiance Realty Group, Inc. (formerly Balcor Property Management, Inc.), an affiliate of the General Partner. These management agreements provide for annual fees of 5% of gross operating receipts.

The Brookhollow apartment complex was sold in 1988. In September 1990, a settlement was reached with the party from which the Partnership purchased the property in 1984 relating to outstanding proration and guaranteed payments due from the seller. Under the terms of the settlement, the Partnership received a note for $340,061 pursuant to which it receives cash payments in installments of principal and interest at an annual rate of 10%, over a four year period, with the final installment due May 1, 1994. Principal collections of these amounts are recognized when received as other income for financial statement purposes. During 1993, 1992 and 1991, the Partnership recognized other income totaling $54,409, $54,411 and $74,813, respectively.

In June 1992, the Partnership reached a settlement with the seller of the Ridgetree apartment complex. Under the terms of the settlement, the Partnership received cash of $208,000 and was relieved of certain liabilities by the seller. The Partnership and seller have released all claims and causes of action against one another. Other income of $259,174 was recognized during 1992 in connection with this transaction.

6.  Affiliate's Participation in Joint Venture:

The Pinebrook apartment complex was purchased by a joint venture between the Partnership and an affiliated partnership. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income or loss for the affiliate's participation in the joint venture. Profits and losses are allocated 51.57% to the Partnership and 48.43% to the affiliate.

7.  Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements which are prepared in accordance with generally accepted accounting principles will differ from the tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1993 in the financial statements is $91,215 more than the tax income of the Partnership for the same period.

8.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:
                     Year Ended          Year Ended          Year Ended
                      12/31/93            12/31/92            12/31/91
                   Paid     Payable    Paid      Payable    Paid     Payable

Property
 mgmt. fees     $1,477,069  $135,884 $1,483,559 $130,999 $1,546,891  $120,749
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting       64,346     5,325     24,802    1,840     20,722     5,371
   Data processing  57,699    10,401     63,566    5,255     79,815     5,800
   Investor
    communications  10,210       845     10,201      757      7,193     1,864
   Legal            27,006     2,235     40,765    3,025     27,385     7,098
   Other            32,012     2,649     35,905    2,664     10,929     2,833
   Portfolio mgmt. 118,754     9,356     78,260    5,377     59,968    15,542


During 1993, the Partnership borrowed $3,482,525 from the General Partner in connection with the Woodland Hills and Ridgetree Phase I loan refinancings and repaid $5,020,426 from proceeds available from the Chesapeake and Chimmney Ridge refinancings. In connection with the Woodland Hills refinancing, $100,000 of cash pledged as additional collateral related to the prior mortgage loan was released and used to repay General Partner loans. In addition, the Partnership borrowed a net of $392,128 from the General Partner to fund operating deficits, financing escrows and administrative expenses. As of December 31, 1993, the Partnership had outstanding short-term loans totaling $11,166,206 from the General Partner with accrued interest payable on these loans totaling $40,749. During 1993, 1992 and 1991, the Partnership incurred interest expense of $484,932, $494,403 and $816,387 and paid interest expense of $511,973, $480,680 and $852,729 on these loans, respectively. Interest expense subsequent to June 30, 1991, was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1993, this rate was 3.93%. This rate is similar to the Shearson Lehman Brothers Holdings Inc. cost of funds rate used to compute interest expense on these loans through June 30, 1991.

As of December 31, 1993, the Partnership had mortgage loans outstanding from affiliates of the General Partner in the aggregate amount of $10,048,687 with accrued interest payable on these loans totaling $1,848,622. The Ridgepoint Hill, Ridgepoint View and Woodland Hills apartment complexes have mortgage loans financed through Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. The Chestnut Ridge Phase II apartment complex has loans financed through BREHI and another affiliate of the General Partner. See Note 3 of Notes to Financial Statements for additional information. During 1993, 1992 and 1991, the Partnership incurred interest expense of $1,165,698, $1,254,829 and $1,529,471 and paid interest expense of $770,479, $974,726 and $1,092,841 on these affiliated mortgage loans, respectively.

The General Partner may continue to provide additional short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

 9. Property Sale:

In August 1991, the Partnership sold the Sunrise Village apartment complex to an affiliate of the entity which originally sold the property to the Partnership, subject to the existing first mortgage loan held by a third party, for a gross sale price of $11,064,881. After adjustment for proration items of $124,822 and the existing first mortgage loan of $10,851,559, the Partnership received sales proceeds of $88,500. The basis of the property sold was $9,585,911, net of accumulated depreciation of $3,797,354, and the Partnership incurred selling costs of $20,668. The General Partner did not receive a real estate commission in connection with the sale of the property. For financial statement purposes, the Partnership recognized a gain of $1,333,480 from the sale of the property.

10. Rentals Under Operating Leases:

The Partnership receives rental income from the leasing of apartment complexes under operating leases. Minimum rentals under operating leases with lease terms of one year or less expected to be received in 1994 from its apartment complexes based on December 31, 1993 rental and occupancy rates, are approximately as follows:



                                 Occupancy        Minimum
           Property                Rate           Rentals

     Antlers Apartments             91%        $  2,201,000
     Briarwood Place Apartments     99%           1,399,000
     Canyon Sands Village
       Apartments                   98%           2,035,000
     Chesapeake Apartments          94%           1,576,000
     Chestnut Ridge Apartments
       (Phase II)                   95%             848,000
     Chimney Ridge Apartments       94%           1,637,000
     Courtyards of Kendall
       Apartments                   94%           2,130,000
     Creekwood Apartments
       (Phase I)                    87%           1,271,000
     Drayton Quarter Apartments     88%           1,144,000
     Pinebrook Apartments           95%           1,044,000
     Quail Lakes Apartments         98%           1,704,000
     Ridgepoint Hill Apartments     94%           1,692,000
     Ridgepoint View Apartments     93%           1,689,000
     Ridgetree Apartments
       (Phase I)                    92%           2,288,000
     Somerset Pointe Apartments     97%           2,777,000
     Sunnyoak Village Apartments    93%           3,119,000
     Woodland Hills Apartments      94%           1,410,000
                                               ------------
                                               $ 29,964,000
                                               ============

The Partnership is subject to the usual business risks regarding the collection of these rentals.

 11. Restricted Investments:

As of December 31, 1991, the Partnership had pledged cash of $1,410,000 as additional collateral relating to the mortgage loans on the Canyon Sands, Woodland Hills and Courtyards of Kendall apartment complexes. The amounts pledged as collateral were invested in short-term instruments pursuant to the terms of the pledge agreements with the respective lending institutions.

During 1992, a $313,000 certificate of deposit pledged as collateral was applied against unpaid debt service and $297,000 was released by the lenders. In connection with the May 1993 Woodland Hills refinancing, an additional $100,000 of cash collateral was released. As of December 31, 1993, $700,000 remained pledged related to the Canyon Sands mortgage loan. This amount was invested in short-term instruments pursuant to the terms of the agreement with the lending institution. Interest earned on the collateral accumulates to the benefit of the Partnership.

 12. Net Investment in Note Receivable:

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliate, and is financed with a $5,185,000 wrap-around mortgage note payable to Lexington Associates, the seller of the property ("Lexington"). Lexington's mortgage note wraps two underlying mortgage notes payable in the approximate amounts of $4,000,000 and $450,000. At December 31, 1991, these notes were payable to First Equities Corporation ("First Equities"). The First Equities notes in turn wrap a mortgage note payable to Tates Creek Place ("Tates Creek"). In January 1992, a joint venture consisting of the Partnership and the affiliate purchased First Equities' notes receivable due from Lexington for a cash payment of $220,000, (of which $106,546 was the affiliate's share), and the assumption of the mortgage note payable to Tates Creek. This purchase has been recorded by the Partnership net of a $230,000 discount, which was amortized into income over the remaining term of the note. As of December 31, 1993, the Partnership's net investment in the notes consisted of the following, including accrued interest:

                                    Balance as     Interest     Maturity
                                   of 12/31/93       Rate         Date
     Wrap-around notes receivable
       from Lexington Associates    $4,885,918 (a)  9.8803%        (b)
     Mortgage note payable to
       Tates Creek                  (3,971,878)       9.75%        (b)
     Net Investment in Note         ----------
       Receivable                   $  914,040
                                    ==========

(a) Includes a $450,000 secondary note which is non-interest bearing.

(b) This loan matured in September 1993.

The Partnership continues to remain obligated to Lexington under the original mortgage note payable in the amount of $5,185,000. However, in November 1992, the Partnership suspended payments and began negotiations with Lexington for a discounted buy-out of the mortgage note payable. As a result, Lexington suspended payments on the note receivable to Pinebrook Limited Partnership. See
Note 3 of Notes to Financial Statements for additional information.

 13. Extraordinary Items:

(a) In October 1993, the mortgage note collateralized by the Chimney Ridge Apartments, which had an outstanding balance of $6,023,757, was repaid for $5,843,158. This transaction resulted in an extraordinary gain on forgiveness of debt of $180,599 during 1993 for financial statement purposes. See Note 5 of Notes to Financial Statements for additional information.

(b) In May 1993, title to the Highland Glen apartment complex was relinquished through foreclosure. The Partnership wrote-off the property basis of $10,613,575, net of accumulated depreciation of $4,252,309, a mortgage loan balance of $14,918,362 and accrued real estate taxes of $36,056. The Partnership recognized an extraordinary gain of $4,340,843 during 1993 for financial statement purposes.

(c) In April 1993, the mortgage note collateralized by the Ridgetree Phase I Apartments, which had an outstanding balance of $12,298,669, including accrued interest, was repaid for $10,421,190. This transaction resulted in an extraordinary gain on forgiveness of debt of $1,877,479 during 1993 for financial statement purposes. See Note 5 of Notes to Financial Statements for additional information.

(d) In May 1991, the General Partner suspended debt service payments on the mortgage loan collateralized by the Canyon Creek apartment complex. In June 1991, the lender filed foreclosure proceedings and in October 1991, title to the property was relinquished through a foreclosure sale. The basis of the property at the date of foreclosure was $10,054,309, net of accumulated depreciation of $3,972,157. The outstanding mortgage balance at the date of foreclosure was $12,128,278. In addition, accrued liabilities of $401,047 were written off in connection with the foreclosure. The Partnership recognized an extraordinary gain of $2,475,016 during 1991 for financial statement purposes.

                                       BALCOR REALTY INVESTORS-84
                                    (An Illinois Limited Partnership)

                         SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1993
        Col. A                 Col. B          Col. C                         Col.D
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (b)           (c)
Antlers Apts., 400
  units in Jackson-
  ville, FL                      (a)  $2,601,798   $9,945,202      None  $2,161,742  $(1,195,047)

Briarwood Place
  Apts., 268 units
  in Chandler, AZ                (a)   1,100,000    5,966,000      None     581,947         None

Canyon Sands
  Village Apts.,
  412 units
  in Phoenix, AZ                 (a)   1,142,000    9,368,000      None     971,625     (313,655)

Chesapeake Apts.,
  320 units in
  Harris Cty., TX                (a)   1,350,000    7,691,000   $48,774     703,107   (1,081,825)

Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX                      (a)   1,058,000    4,294,000      None     482,300     (151,393)

Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO               (a)     730,875    6,444,625      None     905,445     (516,301)

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL                (a)   1,000,000   10,180,000   175,361      21,775   (1,114,788)

Creekwood Apts.,
  276 units in
  Tulsa, OK                      (a)   1,460,000    5,555,000      None     676,095     (648,404)

Drayton Quarter
  Apts., 206 units
  in Charleston
  County, SC                     (a)     475,000    5,053,000      None     828,911     (420,789)

Pinebrook Apts.,
  208 units in
  Lexington, KY                  (a)     371,000    7,773,230      None      11,887     (676,563)

Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK              (a)   1,043,580    9,630,670   220,851     891,563     (911,756)

Ridgepoint Hill
  Apts., 309 units
  in Dallas, TX                  (a)   2,330,000    6,942,000    29,864   1,085,670     (870,763)

Ridgepoint View
  Apts., 314 units
  in Dallas, TX                  (a)   2,365,000    7,016,000    54,221   1,134,373   (1,025,160)

Ridgetree Apts. I,
  444 units in
  Dallas, TX                     (a)   1,778,000   10,712,000      None   1,514,711         None

Somerset Pointe  Apts.,
  452 units
  in Las Vegas, NV               (a)   1,992,000   11,695,000    15,800   1,081,592       (69,353)

Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                             (a)   1,866,000   14,878,000      None   1,700,433     (196,686)

Woodland Hills Apts.,
  250 units in
  Irving, TX                     (a)   1,745,000    5,795,000      None   1,030,017   (2,041,324)(d)
                                     ----------- ------------  -------- ----------- ------------
  Total                              $24,408,253 $138,938,727  $544,871 $15,783,193 $(11,233,807)
                                     =========== ============  ======== =========== ============

                                       BALCOR REALTY INVESTORS-84
                                    (An Illinois Limited Partnership)

                         SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1993
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                                                                                            ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (e)(f)      tion(f)   struction  uired   is Computed
Antlers Apts., 400
  units in Jackson-
  ville, FL           $ 2,385,335 $ 11,128,360 $ 13,513,695 $ 4,333,731     1985    12/83       (g)

Briarwood Place
  Apts.,268 units
  in Chandler, AZ       1,101,549    6,546,398    7,647,947   2,675,705     1983    3/83        (g)

Canyon Sands Village
  Apts., 412 units
  in Phoenix, AZ        1,111,675   10,056,295   11,167,970   4,174,707     1983    11/82       (g)

Chesapeake Apts.,
  320 units in
  Harris Cty., TX       1,188,811    7,522,245    8,711,056   3,129,769     1983    1/83        (g)

Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX             1,032,620    4,650,287    5,682,907   1,775,261     1984    8/83        (g)

Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO        684,989    6,879,655    7,564,644   2,705,607     1984    6/83        (g)

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL         902,287    9,360,061   10,262,348   5,205,662     1970    3/84        (g)

Creekwood Apts.,
  276 units in
  Tulsa, OK             1,335,226    5,707,465    7,042,691   2,297,091     1984    5/83        (g)

Drayton Quarter
  Apts., 206 units
  in Charleston
  County, SC              444,378    5,491,744    5,936,122   2,088,073     1984    8/83        (g)

Pinebrook Apts.,
  208 units in
  Lexington, KY           340,911    7,138,643    7,479,554   3,077,917     1979    8/84        (g)

Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK       955,116    9,919,792   10,874,908   3,916,657     1984    3/83        (g)

Ridgepoint Hill
  Apts., 309 units
  in Dallas, TX         2,126,419    7,390,352    9,516,771   2,938,052     1984    1/83        (g)

Ridgepoint View
  Apts., 314 units
  in Dallas, TX         2,133,696    7,410,738    9,544,434   3,008,300     1984    1/83        (g)

Ridgetree Apts. I,
  444 units in
  Dallas, TX            1,779,031   12,225,680   14,004,711   4,605,699     1984    2/83        (g)

Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV      1,986,250   12,728,789   14,715,039   4,923,888     1984    7/83        (g)

Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                    1,847,433   16,400,314   18,247,747   6,437,916     1984    7/83        (g)

Woodland Hills Apts.,
  250 units in
  Irving, TX            1,301,898    5,226,795    6,528,693   2,268,488     1984    1/83        (g)
                      ----------- ------------ ------------ -----------
  Total               $22,657,624 $145,783,613 $168,441,237 $59,562,523
                      =========== ============ ============ ===========

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                              NOTES TO SCHEDULE XI

(a) See description of purchase price, promissory and mortgage notes payable in
Note 3 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(c) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(d) A reduction of basis was made to write down the property to its December 31, 1988 mortgage liability balance.

(e) The aggregate cost of land for Federal income tax purposes is $24,232,863 and the aggregate cost of buildings and improvements for Federal income tax purposes is $139,013,086. The total of these is $163,245,949.

(f)                      Reconciliation of Real Estate

                                       1993         1992         1991

     Balance at beginning of year  $183,258,347 $183,224,597 $210,574,131

     Additions during year:
       Improvements                      48,774       33,750       60,197
     Deductions during year
         Foreclosure of investment
           properties               (14,865,884)        None  (14,026,466)

     Cost of real estate sold              None         None  (13,383,265)
                                   ------------ ------------ ------------
     Balance at close of year      $168,441,237 $183,258,347 $183,224,597
                                   ============ ============ ============

                   Reconciliation of Accumulated Depreciation

                                       1993         1992         1991

     Balance at beginning of year  $ 59,197,038 $ 54,312,991 $ 56,711,093

     Depreciation expense for
       the year                       4,617,794    4,884,047    5,371,409
     Accumulated depreciation
       of foreclosed investment
       properties                    (4,252,309)        None   (3,972,157)
     Accumulated depreciation
       of real estate sold                 None         None   (3,797,354)
                                   ------------ ------------ ------------
     Balance at close of year      $ 59,562,523 $ 59,197,038 $ 54,312,991
                                   ============ ============ ============


(g) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years

               Buildings and improvements          20 to 30
               Furniture and fixtures                5 to 7