Form 10-Q
period 1994-03-31
BALCOR REALTY INVESTORS 84
filed 1994-05-16
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file number 0-13349


                            BALCOR REALTY INVESTORS-84
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3215399
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
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

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                       March 31, 1994 and December 31, 1993
                                   (Unaudited)


                                     ASSETS

                                                     1994             1993
                                                --------------  ---------------

Cash and cash equivalents                       $     293,433   $      736,429
Certificate of deposit - restricted                   700,000          700,000
Net investment in note receivable                   1,012,608          914,040
Escrow deposits                                     2,121,399        3,052,027
Accounts and accrued interest receivable            1,864,743        1,615,965
Deferred expenses, net of accumulated
  amortization of $1,196,993 in 1994 and
  $1,128,672 in 1993                                1,459,981        1,570,886
                                                --------------  ---------------
                                                    7,452,164        8,589,347
                                                --------------  ---------------
Investment in real estate:
  Land                                             22,657,624       22,657,624
  Buildings and improvements                      145,783,613      145,783,613
                                                --------------  ---------------
                                                  168,441,237      168,441,237
  Less accumulated depreciation                    60,715,622       59,562,523
                                                --------------  ---------------
Investment in real estate, net
  of accumulated depreciation                     107,725,615      108,878,714
                                                --------------  ---------------
                                                $ 115,177,779   $  117,468,061
                                                ==============  ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                       $  12,695,891   $   11,166,206
Accounts payable                                      473,162        1,040,208
Due to affiliates                                     351,292          207,444
Accrued liabilities, principally interest
  and real estate taxes                             3,045,667        4,229,868
Security deposits                                     618,404          599,835
Purchase price, promissory and mortgage
  notes payable                                   126,264,115      126,356,211
Mortgage notes payable - affiliates                 8,724,453       10,048,687
                                                --------------  ---------------
    Total liabilities                             152,172,984      153,648,459

Affiliate's participation in joint venture            (62,619)         (59,731)

Partners' capital (140,000 Limited Partnership
  Interests issued and outstanding)               (36,932,586)     (36,120,667)
                                                --------------  ---------------
                                                $ 115,177,779   $  117,468,061
                                                ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended Marach 31, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $   7,633,225    $   7,430,875
  Interest on short-term investments                   13,981           16,220
                                                --------------   --------------
      Total income                                  7,647,206        7,447,095
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      2,793,189        3,066,079
  Interest on short-term loans                        112,079          105,672
  Depreciation                                      1,153,099        1,154,292
  Amortization of deferred expenses                   183,418           58,814
  Property operating                                2,829,799        2,351,529
  Real estate taxes                                   786,200          679,683
  Property management fees                            377,840          363,303
  Administrative                                      231,342          261,567
                                                --------------   --------------
      Total expenses                                8,466,966        8,040,939
                                                --------------   --------------

Loss before affiliate's participation
  in loss (income) from joint venture                (819,760)        (593,844)

Affiliate's participation in loss
  (income) from joint venture                           7,841           (1,145)
                                                --------------   --------------
Net loss                                        $    (811,919)   $    (594,989)
                                                ==============   ==============
Net loss allocated to General
  Partner                                       $      (8,119)   $      (5,950)
                                                ==============   ==============
Net loss allocated to Limited
  Partners                                      $    (803,800)   $    (589,039)
                                                ==============   ==============
Net loss per Limited Partnership
  Interest (140,000 issued and
  outstanding)                                  $       (5.74)   $       (4.21)
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------

Operating activities:
  Net loss                                      $    (811,919)   $    (594,989)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Affiliate's participation in (loss)
        income from joint venture                      (7,841)           1,145
      Depreciation of properties                    1,153,099        1,154,292
      Amortization of deferred expenses               183,418           58,814
      Amortization of discount on
        note receivable                                                (39,727)
      Deferred interest on note receivable            (98,568)        (128,265)
      Net change in:
        Escrow deposits                               946,378          478,386
        Accounts and accrued interest
          receivable                                 (248,778)        (494,216)
        Prepaid expenses                                                  (364)
        Accounts payable                             (567,046)        (746,572)
        Due to affiliates                             143,848          128,216
        Accrued liabilities                          (769,304)        (579,375)
        Security deposits                              18,569          (14,558)
                                                --------------   --------------
  Net cash used in operating
    activities                                        (58,144)        (777,213)
                                                --------------   --------------

Financing activities:
  Capital contribution by joint
    venture partner - affiliate                         4,953
  Proceeds from loan payable - affiliate               88,385        1,330,000
  Proceeds from issuance of mortgage
    note payable                                    3,128,700
  Repayment of mortgage note payable               (2,841,601)
  Repayment of mortgage notes payable -
    affiliate                                        (287,099)
  Principal payments on purchase price,
    promissory and mortgage notes payable            (379,195)        (438,520)
  Principal payments on mortgage notes
    payable - affiliate                               (10,732)          (7,675)
  Payment of deferred expenses                        (72,513)         (27,591)
  Payment of financing escrows                        (15,750)
                                                --------------   --------------
  Net cash used in or provided by
    financing activities                             (384,852)         856,214
                                                --------------   --------------

Net change in cash and cash equivalents              (442,996)          79,001
Cash and cash equivalents at beginning
  of period                                           736,429          656,104
                                                --------------   --------------
Cash and cash equivalents at end of period      $     293,433    $     735,105
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $2,591,489 and $2,765,530 and paid interest expense of $2,427,934 and $2,634,558, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1994 are:

                                         Paid     Payable

    Property management fees        $   377,497  $136,227
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                        3,938    30,247
        Data processing                    None    49,168
        Investor communication              625     4,618
        Legal                             1,653    15,614
        Portfolio management              6,919    58,388
        Other                             1,959    13,652

During the quarter ended March 31, 1994, $1,441,300 of unsecured affiliated loans related to the Chestnut Ridge Phase II Apartments was recharacterized as a General Partner loan as a result of the March 1994 refinancing, and the partnership borrowed an additional $88,385 to meet working capital requirements. As of March 31, 1994, the Partnership had loans totaling $12,695,891 from the General Partner with accrued interest payable on these loans totaling $43,378. During the quarters ended March 31, 1994 and 1993, the Partnership incurred interest expense of $112,079 and $105,672, and paid interest expense of $109,450 and $4,788 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1994, this rate was 4.085%.

In March 1994, the Partnership refinanced the Chestnut Ridge Phase II mortgage loans payable. The old mortgages were replaced with a first mortgage loan from an unaffiliated lender, and a junior mortgage loan and an unsecured loan from Balcor Real Estate Holdings, Inc. ("BREHI"),an affiliate of the General Partner, and an equity interest to an affiliate of the Partnership. See Note 4 of Notes to Financial Statements for additional information.

As of March 31, 1994, the Partnership had mortgage loans outstanding from BREHI relating to the Chestnut Ridge Phase II, Ridgepoint Hill, Ridgepoint View and Woodland Hills apartment complexes in the aggregate amount of $8,724,453 with accrued interest payable on these loans totaling $1,376,652. During the quarter ended March 31, 1994 and 1993, the Partnership incurred interest expense on the affiliated loans of $201,700 and $300,549 and paid interest expense of $673,670 and $201,371, respectively.

4. Loan Refinancing and Modification:

(a) In March 1994, the Quail Lakes Apartments loan was modified. Effective February 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payment of principal and interest increased from $44,612 to $51,295.

(b) In March 1994, the Partnership completed the refinancing of the mortgage loans payable collateralized by the Chestnut Ridge Phase II Apartments. These loans consisted of a $2,841,601 first mortgage loan from an unaffiliated lender and a junior mortgage loan and an unsecured loan from affiliates of the Partnership totaling $3,244,138, including deferred interest of $414,897. The proceeds from the new first mortgage of $3,128,700 from an unaffiliated lender were used to repay the previous first mortgage loan and a portion of the deferred interest on the loans from affiliates. The new first mortgage loan has an interest rate of 9.02% compared to the previous first mortgage loan rate of 9.75% and requires monthly principal and interest payments of $25,219 payable through maturity in April 2001. The Partnership paid refinancing costs of $72,513 and funded capital reserves of $15,750. As required by the unaffiliated lender, of the remaining balances of the affiliated loans and accrued interest, $1,441,300 was converted into a General Partner loan and the remainder was recharacterized as a secured mortgage loan of $250,619, an unsecured non-recourse loan of $1,065,120 and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, all of which are included in mortgage notes payable - affiliates in the balance sheet. The contract interest rates on the affiliated mortgage and unsecured non-recourse loans remain unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinate to the affiliated loans prior to the recharacterization.

5. Subsequent Event:

In May 1994, the first mortgage loan collateralized by Creekwood Apartments was refinanced. The new first mortgage loan of $5,700,000 bears interest at 8.88%, requires monthly payments of principal and interest of $45,372 and matures in June 1999. The Partnership used these proceeds to repay the existing first mortgage loan of $5,253,674. The Partnership also funded capital reserves of $97,500 as well as related closing costs of $125,623.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Net Loss

As discussed below, several of the Partnership's properties have experienced higher operating expenses in 1994. As a result, the net loss increased during the quarter ended March 31, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

Eleven of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1994, resulting in increased rental and service income and property management fees during the quarter ended March 31, 1994 as compared to the same period in 1993.

The interest rates on the Briarwood, Canyon Sands, Somerset Pointe and Sunnyoak Village apartment complex mortgage notes payable decreased in 1993 based on lower market rates and resulted in a decrease in interest expense on these loans. In addition, during 1993 the Ridgetree Phase I and Woodland Hills mortgage notes payable were refinanced at lower interest rates and reduced total principal balances. The decreases in interest expense discussed above were partially offset during 1994 by interest expense recognized on the Chesapeake apartment complex mortgage note payable, which was obtained during June 1993, and on the Quail Lakes apartment complex loan, which had principal-only payments until June 1993 at which time the payments increased to principal and interest.

Primarily as a result of the full amortization of deferred expenses related to the prior loan on the Chestnut Ridge Phase II Apartments, which was refinanced during March 1994, amortization of deferred expenses increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Due to higher repair and maintenance expenditures, which included roof and asphalt repairs, landscaping and replacement of floor coverings at many of the Partnership's properties, property operating expenses increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Due to a higher tax assessment for the Ridgetree Phase I apartment complex, real estate taxes increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Primarily as a result of decreased accounting fees, administrative expenses decreased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources

The cash or near cash position of the Partnership decreased during the quarter ended March 31, 1994. The Partnership's financing activities consisted of net borrowings from the General Partner, the refinancing of a mortgage note payable and the payment of refinancing costs and escrows, as well as principal payments on mortgage notes payable. Operating activities consisted primarily of cash flow generated from property operations and the payment of administrative expenses and short-term interest expense.

The Partnership is largely dependent on loans from the General Partner and owes approximately $12,696,000 to the General Partner at March 31, 1994 in connection with the funding of operating deficits, and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For the quarter ended March 31, 1994, nine of the seventeen properties owned by the Partnership generated positive cash flow and eight generated marginal cash flow deficits. For the quarter ended March 31, 1993, of these seventeen properties, ten generated positive cash flow and seven generated marginal cash flow deficits.

The Woodland Hills apartment complex, which had generated a marginal deficit during the quarter ended March 31, 1993, experienced slightly higher rental income and slightly lower debt service payments during 1994 and generated positive cash flow for the quarter ended March 31, 1994. The Antlers and Creekwood apartment complexes, which had generated positive cash flow for the quarter ended March 31, 1993, experienced higher property operating expenses during 1994, which caused the properties to generate marginal cash flow deficits for the quarter ended March 31, 1994.

The terms of the BREHI loans on the Chestnut Ridge Phase II, Ridgepoint Hill and Ridgepoint View apartment complexes provide for deferral of certain portions of the respective interest payments. Had the Partnership been obligated to pay the deferred amounts for the current period, the Chestnut Ridge Phase II and Ridgepoint Hill apartment complexes would have generated marginal cash flow deficits while the Ridgepoint View apartment complex would have generated a significant cash flow deficit during the quarter ended March 31, 1994 and all of the properties would have generated marginal cash flow deficits for the quarter ended March 31, 1993. At March 31, 1994, the cumulative interest deferred and outstanding on these loans totaled $1,376,652. The deferred interest amounts are payable from proceeds received upon the sale or refinancing of the properties or, in certain cases, from current property cash flow if available.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 and 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

During the remainder of 1994 and 1995, approximately $19,172,000 and $4,765,000, respectively, of mortgage loans collateralized by the Ridgepoint Hill, Ridgepoint View and Drayton Quarter apartment complexes mature. Of the 1994 amount, approximately $6,634,000 represents mortgage loan financing from an affiliate of the General Partner, which the Partnership expects to be able to extend if not paid prior to maturity. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to the properties in satisfaction of the outstanding mortgage loan balances.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliate, and is financed with a $5,185,000 wrap-around mortgage payable, which matured in July 1993. The joint venture suspended debt service payments during 1992 and began negotiations with the lender for a discounted repayment of the $5,185,000 purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings, and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, a plan of reorganization was approved by the Bankruptcy Court and was made effective in May 1994.

Under the terms of the plan of reorganization, the wrap-around features of the various mortgage notes were eliminated and the notes became first, second, third and fourth mortgage notes with interest rates ranging between 8.875% and 10%. The joint venture will make payments to the first and second mortgage holders and any excess cash flow will be used to make payments to the third mortgage holder, fourth mortgage holder and unsecured creditors, respectively.

The joint venture must attempt to sell the property within two years from the effective date of the plan. In the event that the property is not sold by such date, the property will be put up for auction no later than 90 days thereafter.

In March 1994, the first mortgage loan collateralized by the Quail Lakes Apartments was modified. In connection with the modification, the interest rate was adjusted and the maturity date was extended. See Note 4 of Notes to Financial Statements for additional information.

During March 1994, the Partnership completed the refinancing of the mortgage loans collateralized by Chestnut Ridge Phase II Apartments. The Partnership obtained a new first mortgage from an unaffiliated lender of $3,128,700. The Partnership used these proceeds to repay the previous first mortgage loan and a portion of the deferred interest on the loans from affiliates. Of the remaining balances of the affiliated loans and deferred interest, a portion was converted into a General Partner loan and the remainder was recharacterized as secured and unsecured loans and on equity position to an affiliate of the Partnership. See Note 4 of Notes to Financial Statements for additional information.

In May 1994, the first mortgage loan collateralized by Creekwood Apartments was refinanced. The proceeds of the new loan of $5,700,000 were used to pay the existing first mortgage loan of $5,253,674. The Partnership also funded capital reserves and related closing costs. See Note 5 of Notes to Financial Statements for additional information.

An affiliate of the General Partner is providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. In addition, a certificate of deposit of $700,000 is pledged as additional collateral for the mortgage loan relating to the Canyon Sands apartment complex.

Woodland Hills Apartments is located near the Dallas/Ft.Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgment in March and April 1994, respectively. Court-ordered mediation between the parties held in April 1994 has not resulted in a resolution of the matter to date. It is expected that the court will rule on the motions during the middle of 1994.

The Briarwood apartment complex is located in the path of a planned expansion of Price Road, which is adjacent to the property. Discussions for this expansion have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals and funding for the project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin.

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

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pinebrook Apartments

The joint venture consisting of the Partnership and an affiliate, which owns the Pinebrook Apartments, previously commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of Kentucky,Case #92-52183 (In re Pinebrook Investors). The plan of reorganization confirmed by the Bankruptcy Court in January 1994, as previously reported, was made effective May 2, 1994.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

(4) Form of Subscription Agreement, previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 16, 1983 (Registration No. 2-86317) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13349) are incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS-84


                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XV, the General Partner


                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XV, the General Partner


Date May 13, 1994