Form 10-Q
period 1994-06-30
BALCOR REALTY INVESTORS 84
filed 1994-08-12
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-13349
                       -------


                         BALCOR REALTY INVESTORS-84
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3215399
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                       June 30, 1994 and December 31, 1993
                                   (Unaudited)


                                     ASSETS

                                                     1994             1993
                                                --------------  ---------------

Cash and cash equivalents                       $     843,457   $      736,429
Certificate of deposit - restricted                   700,000          700,000
Net investment in note receivable                                      914,040
Escrow deposits                                     2,614,157        3,052,027
Accounts and accrued interest receivable            1,853,367        1,615,965
Deferred expenses, net of accumulated
  amortization of $1,198,787 in 1994 and
  $1,128,672 in 1993                                1,526,126        1,570,886
                                                --------------  ---------------
                                                    7,537,107        8,589,347
                                                --------------  ---------------
Investment in real estate:
  Land                                             22,657,624       22,657,624
  Buildings and improvements                      145,783,613      145,783,613
                                                --------------  ---------------
                                                  168,441,237      168,441,237
  Less accumulated depreciation                    61,872,333       59,562,523
                                                --------------  ---------------
Investment in real estate, net
  of accumulated depreciation                     106,568,904      108,878,714
                                                --------------  ---------------
                                                $ 114,106,011   $  117,468,061
                                                ==============  ===============



                       LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                       $  13,087,098   $   11,166,206
Accounts payable                                      227,270        1,040,208
Due to affiliates                                     436,385          207,444
Accrued liabilities, principally interest
  and real estate taxes                             2,704,375        4,229,868
Security deposits                                     632,227          599,835
Purchase price, promissory and mortgage
  notes payable                                   126,192,987      126,356,211
Mortgage notes payable - affiliate                  8,704,192       10,048,687
                                                --------------  ---------------
    Total liabilities                             151,984,534      153,648,459

Affiliate's participation in joint venture           (173,093)         (59,731)

Partners' capital (140,000 Limited Partnership
  Interests issued and outstanding)               (37,705,430)     (36,120,667)
                                                --------------  ---------------
                                                $ 114,106,011   $  117,468,061
                                                ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $  15,489,535    $  15,001,641
  Interest on short-term investments                   27,277           31,582
                                                --------------   --------------
      Total income                                 15,516,812       15,033,223
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      5,697,479        5,981,697
  Interest on short-term loans                        267,355          233,954
  Depreciation                                      2,309,810        2,308,583
  Amortization of deferred expenses                   282,896          288,270
  Property operating                                5,925,890        5,324,195
  Real estate taxes                                 1,429,988        1,269,001
  Property management fees                            772,285          736,732
  Administrative                                      524,817          485,038
                                                --------------   --------------
      Total expenses                               17,210,520       16,627,470
                                                --------------   --------------

Loss before affiliate's participation in loss
  from joint venture and extraordinary items       (1,693,708)      (1,594,247)

Affiliate's participation in loss
  from joint venture                                  108,945              219
                                                --------------   --------------
Loss before extraordinary items                    (1,584,763)      (1,594,028)
                                                --------------   --------------
Extraordinary items:
  Gain on forgiveness of debt                                        1,877,479
  Gain on foreclosure of property                                    4,340,843
                                                                 --------------
      Total extraordinary items                                      6,218,322
                                                --------------   --------------
Net (loss) income                               $  (1,584,763)   $   4,624,294
                                                ==============   ==============
Loss before extraordinary items
  allocated to General Partner                  $     (15,848)   $     (15,940)
                                                ==============   ==============
Loss before extraordinary items
  allocated to Limited Partners                 $  (1,568,915)   $  (1,578,088)
                                                ==============   ==============
Loss before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)              $      (11.21)   $      (11.27)
                                                ==============   ==============
Extraordinary items allocated to
  General Partner                                        None    $      62,183
                                                ==============   ==============
Extraordinary items allocated to
  Limited Partners                                       None    $   6,156,139
                                                ==============   ==============
Extraordinary items per Limited Partnership
  Interest (140,000 issued and outstanding)              None    $       43.97
                                                ==============   ==============
Net (loss) income allocated to General Partner  $     (15,848)   $      46,243
                                                ==============   ==============
Net (loss) income allocated to Limited Partners $  (1,568,915)   $   4,578,051
                                                ==============   ==============
Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)     $      (11.21)   $       32.70
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended June 30, 1994 and 1993
                                    (Unaudited)


                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $   7,856,310    $   7,570,766
  Interest on short-term investments                   13,296           15,362
                                                --------------   --------------
      Total income                                  7,869,606        7,586,128
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      2,904,290        2,915,618
  Interest on short-term loans                        155,276          128,282
  Depreciation                                      1,156,711        1,154,291
  Amortization of deferred expenses                    99,478          229,456
  Property operating                                3,096,091        2,972,666
  Real estate taxes                                   643,788          589,318
  Property management fees                            394,445          373,429
  Administrative                                      293,475          223,471
                                                --------------   --------------
      Total expenses                                8,743,554        8,586,531
                                                --------------   --------------


Loss before affiliate's participation in loss
  from joint venture and extraordinary items         (873,948)      (1,000,403)

Affiliate's participation in loss
  from joint venture                                  101,104            1,364
                                                --------------   --------------
Loss before extraordinary items                      (772,844)        (999,039)
                                                --------------   --------------
Extraordinary items:
  Gain on forgiveness of debt                                        1,877,479
  Gain on foreclosure of property                                    4,340,843
                                                                 --------------
      Total extraordinary items                                      6,218,322
                                                --------------   --------------
Net (loss) income                               $    (772,844)   $   5,219,283
                                                ==============   ==============
Loss before extraordinary items
  allocated to General Partner                  $      (7,729)   $      (9,990)
                                                ==============   ==============
Loss before extraordinary items
  allocated to Limited Partners                 $    (765,115)   $    (989,049)
                                                ==============   ==============
Loss before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)              $       (5.47)   $       (7.06)
                                                ==============   ==============
Extraordinary items allocated to
  General Partner                                        None    $      62,183
                                                ==============   ==============
Extraordinary items allocated to
  Limited Partners                                       None    $   6,156,139
                                                ==============   ==============
Extraordinary items per Limited Partnership
  Interest (140,000 issued and outstanding)              None    $       43.97
                                                ==============   ==============
Net (loss) income allocated to General Partner  $      (7,729)   $      52,193
                                                ==============   ==============
Net (loss) income allocated to Limited Partners $    (765,115)   $   5,167,090
                                                ==============   ==============
Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)     $       (5.47)   $       36.91
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------

Operating activities:
  Net (loss) income                             $  (1,584,763)   $   4,624,294
  Adjustments to reconcile net (loss) income
    to net cash provided by or used in
    operating activities:
      Extraordinary items:
       Gain on forgiveness of debt                                  (1,877,479)
       Gain on foreclosure of property                              (4,340,843)
      Affiliate's participation in loss
        from joint venture                           (108,945)            (219)
      Depreciation of properties                    2,309,810        2,308,583
      Amortization of deferred expenses               282,896          288,270
      Amortization of discount on
        note receivable                                                (81,490)
      Deferred interest on note receivable           (131,475)        (226,903)
      Net change in:
        Escrow deposits                               551,120         (130,308)
        Accounts and accrued interest
          receivable                                 (237,402)      (1,439,314)
        Accounts payable                             (812,938)        (821,171)
        Due to affiliates                             228,941           48,327
        Accrued liabilities                          (277,195)         (24,539)
        Security deposits                              32,392          (22,752)
                                                --------------   --------------
  Net cash provided by or used in
    operating activities                              252,441       (1,695,544)
                                                --------------   --------------

Investing activities:
  Proceeds from redemption of restricted
    investment                                                         100,000
                                                                 --------------
  Net cash provided by investing activities                            100,000
                                                                 --------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                 4,953
  Distribution to joint venture partner -
    affiliate                                          (9,370)
  Proceeds from loan payable - affiliate              479,592        5,918,837
  Repayment of loan payable - affiliate                             (4,100,000)
  Proceeds from issuance of mortgage
    notes payable                                   8,828,700       19,900,563
  Repayment of mortgage notes payable              (8,088,169)     (15,362,805)
  Repayment of mortgage notes payable -
    affiliate                                        (287,099)      (1,912,948)
  Principal payments on purchase price,
    promissory and mortgage notes payable            (731,641)        (922,431)
  Principal payments on mortgage notes
    payable - affiliate                               (30,993)          (7,675)
  Payment of deferred expenses                       (198,136)        (514,520)
  Payment of financing escrows                       (113,250)        (755,883)
                                                --------------   --------------
  Net cash used in or provided by
    financing activities                             (145,413)       2,243,138
                                                --------------   --------------

Net change in cash and cash equivalents               107,028          647,594
Cash and cash equivalents at beginning
  of period                                           736,429          656,104
                                                --------------   --------------
Cash and cash equivalents at end of period      $     843,457    $   1,303,698
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
1.  Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $5,282,516 and $5,389,253 and paid interest expense of $5,344,445 and $5,103,751, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1994 are:

                                             Paid
                                     --------------------
                                     Six Months   Quarter      Payable
                                     ----------- --------    ---------


    Property management fees         $  767,532  $390,035     $140,637
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       22,018    18,080       46,217
        Data processing                  23,476    23,476       51,784
        Investor communications           3,494     2,869        6,970
        Legal                             9,241     7,588       25,237
        Portfolio management             38,687    31,768       91,691
        Other                            10,954     8,995       20,201

During the six months ended June 30, 1994, $1,641,300 of an unsecured affiliated loan related to the Chestnut Ridge Phase II Apartments was recharacterized as a General Partner loan as a result of the March 1994 refinancing, and the partnership borrowed an additional $479,592 to meet working capital requirements. As of June 30, 1994, the Partnership had loans totaling $13,087,098 from the General Partner with accrued interest payable on these loans totaling $53,648. During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense of $267,355 and $233,954, and paid interest expense of $254,456 and $214,391 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1994, this rate was 4.824%.

In March 1994, the Partnership refinanced the Chestnut Ridge Phase II mortgage loans payable, including a second mortgage loan previously outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. See Note 4 of Notes to Financial Statements for additional information.

As of June 30, 1994, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II, Ridgepoint Hill, Ridgepoint View and Woodland Hills apartment complexes in the aggregate amount of $8,704,192 with accrued interest payable on these loans totaling $1,434,629. During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense on the affiliated loans of $414,963 and $592,444 and paid interest expense of $828,956 and $821,906, respectively.

4.  Loan Refinancings and Modification:

(a) In March 1994, the Quail Lakes Apartments loan was modified. Effective February 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payment of principal and interest increased from $44,612 to $51,295.

(b) In March 1994, the Partnership completed the refinancing of the mortgage loans payable collateralized by the Chestnut Ridge Phase II Apartments. These loans consisted of a $2,841,601 first mortgage loan from an unaffiliated lender and junior loans from affiliates of the Partnership totaling $3,244,138, including deferred interest of $414,897. The proceeds from the new first mortgage loan of $3,128,700 from an unaffiliated lender were used to repay the previous first mortgage loan and a portion of the deferred interest on the loans from affiliates. The new first mortgage loan has an interest rate of 9.02% compared to the previous first mortgage loan rate of 9.75% and requires monthly principal and interest payments of $25,219 through maturity in April 2001. The Partnership paid refinancing costs of $72,513 and funded capital reserves of $15,750. As required by the unaffiliated lender, of the remaining balances of the affiliated loans and accrued interest, $1,441,300 was converted into a General Partner loan and the remainder was recharacterized as a subordinate non-recourse loan of $1,315,739, and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, both of which are included in mortgage notes payable - affiliates in the balance sheet. The contract interest rates on the subordinate non-recourse loan remains unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinate to the affiliated loans prior to the recharacterization.

(c) In May 1994, the first mortgage loan collateralized by Creekwood Apartments was refinanced. The new first mortgage loan of $5,700,000 bears interest at 8.88%, requires monthly payments of principal and interest of $45,372 and matures in June 1999. The proceeds from the new loan were used to repay the existing first mortgage loan of $5,246,568, fund capital reserves of $97,500, and pay closing costs of $125,623.

5.   Bankruptcy Reorganization:

A plan of reorganization was approved by the Bankruptcy Court and made effective in May 1994 for the Pinebrook apartment complex which is owned by a joint venture consisting of the Partnership and an affiliated partnership. Under the plan of reorganization, the wrap-around features of the various mortgage notes totaling $5,689,615, including net accrued interest of $504,615, were eliminated and the notes became first, second, third and fourth mortgage notes with interest rates ranging between 8.875% and 10%. After the reorganization, the new first, second and fourth loan balances were $2,294,722, $1,712,135 and $1,006,029, respectively, which includes default interest incurred during the bankruptcy and $40,000 of lender legal fees which are included in deferred expenses. The difference between the default interest and the contract interest previously recorded was recognized during the second quarter of 1994. The third mortgage of $716,729 was purchased in 1992 by a subsidiary of the Partnership and has been eliminated through consolidation of the financial statements.

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

Operations
- - ----------

Summary of Net Loss
- - -------------------

During the second quarter of 1993, the Ridgetree Phase I first mortgage loan was purchased at a discount which resulted in an extraordinary gain on forgiveness of debt, and title to the Highland Glen apartment complex was relinquished through foreclosure which resulted in an extraordinary gain on foreclosure. As a result of these transactions, the Partnership generated a net loss during the six months and quarter ended June 30, 1994 as compared to net income during the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Twelve of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1994, resulting in increased rental and service income and property management fees during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

An increase in interest rates during 1994 caused interest expense on short-term loans to increase during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

The interest rates on the Briarwood, Canyon Sands, Somerset Pointe and Sunnyoak Village apartment complex mortgage notes payable decreased in 1993 based on lower market rates and resulted in a decrease in interest expense on these loans. In addition, during 1993 the Ridgetree Phase I and Woodland Hills mortgage notes payable were refinanced at lower interest rates and reduced total principal balances. The decreases in interest expense discussed above were partially offset during 1994 by interest expense recognized on the Chesapeake apartment complex mortgage note payable, which was obtained during June 1993, and on the Quail Lakes apartment complex loan, which had principal-only payments until June 1993 at which time the payments increased to principal and interest. In addition, the Partnership recognized an extraordinary gain on forgiveness of debt during April 1993 in connection with the refinancing of the Ridgetree Phase I mortgage loan discussed above.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership. The joint venture recognized other income during 1993 in connection with the purchase of a note investment relating to the Pinebrook apartment complex. During the quarter ended June 30, 1994, default interest expense was recognized on the third and fourth mortgage loans in connection with the bankruptcy plan of reorganization. These transactions resulted in an increase in affiliate's participation in loss from joint venture during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Primarily as a result of the full amortization of deferred expenses related to the prior loan on the Highland Glen Apartments, which was lost through foreclosure in May 1993, amortization of deferred expenses decreased during the quarter ended June 30, 1994 as compared to the same period in 1993. This decrease was offset for the six months ended June 30, 1994 as compared to the same period in 1993 by the full amortization during 1994 of deferred expenses related to the prior mortgage on the Chestnut Ridge Phase II Apartments.

Due to higher repair and maintenance expenditures, which included roof and asphalt repairs, landscaping and replacement of floor coverings at many of the Partnership's properties, property operating expenses increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Due primarily to a higher tax assessment for the Ridgetree Phase I apartment complex, real estate taxes increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Primarily as a result of increased portfolio management and data processing fees, administrative expenses increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. This increase was partially offset by decreased accounting fees.

During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the partnership recognized an extraordinary gain on foreclosure.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased during the six months ended June 30, 1994. The Partnership's operating activities consisted primarily of cash flow generated from property operations which were offset by the payment of administrative expenses and short-term interest expense. Financing activities consisted of net borrowings from the General Partner, the refinancing of mortgage notes payable and the payment of refinancing costs and escrows, as well as principal payments on mortgage notes payable.

The Partnership is largely dependent on loans from the General Partner and owes approximately $13,087,000 to the General Partner at June 30, 1994 in connection with the funding of operating deficits, and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For the six months ended June 30, 1994, thirteen of the seventeen properties owned by the Partnership generated positive cash flow and four generated marginal cash flow deficits. For the six months ended June 30, 1993, of these seventeen properties, eleven generated positive cash flow and six generated marginal cash flow deficits.

Four properties which had generated marginal deficits during the six months ended June 30, 1993 generated positive cash flow for the six months ended June 30, 1994. The Canyon Sands, Chestnut Ridge Phase II and Woodland Hills apartment complexes experienced slightly higher rental income and slightly lower debt service payments during 1994 while the Drayton Quarter apartment complex experienced slightly lower property operating expenses during 1994. Two properties that had generated positive cash flow during the six months ended June 30, 1993 generated marginal cash flow deficits for the six months ended June 30, 1994. The Courtyards of Kendall apartment complex experienced higher property operating expenses during 1994 while the Ridgetree Phase I apartment complex experienced higher real estate taxes during 1994.

The terms of the BREHI loans on the Chestnut Ridge Phase II, Ridgepoint Hill and Ridgepoint View apartment complexes provide for deferral of certain portions of the respective interest payments. Had the Partnership been obligated to pay the deferred amounts for the current period, the Chestnut Ridge Phase II apartment complex would have continued to generate positive cash flow while the Ridgepoint Hill and Ridgepoint View apartment complexes would have generated significant cash flow deficits during the six months ended June 30, 1994. During the six months ended June 30, 1993, Ridgepoint View would have generated a significant cash flow deficit and Ridgepoint Hill and Chestnut Ridge Phase II would have generated marginal cash flow deficits. At June 30, 1994, the cumulative interest deferred and outstanding on these loans totaled $1,434,629. The deferred interest amounts are payable from proceeds received upon the sale or refinancing of the properties or, in certain cases, from current property cash flow if available.

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

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership, and was financed with a $5,185,000 wrap-around mortgage payable, which matured in July 1993. The joint venture suspended debt service payments during 1992 and began negotiations with the lender for a discounted repayment of the $5,185,000 purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings, and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, a plan of reorganization was approved by the Bankruptcy Court and was made effective in May 1994. Under the terms of the plan of reorganization, the wrap-around features of the various mortgage notes were eliminated and the notes became first, second, third and fourth mortgage notes. The joint venture will make payments to the first and second mortgage holders and any excess cash flow will be used to make payments to the third mortgage holder, fourth mortgage holder and unsecured creditors, respectively. See Note 5 of Notes to Financial Statements for additional information.

In March 1994, the first mortgage loan collateralized by the Quail Lakes Apartments was modified. In connection with the modification, the interest rate was adjusted and the maturity date was extended. See Note 4 of Notes to Financial Statements for additional information.

During March 1994, the Partnership completed the refinancing of the mortgage loans collateralized by Chestnut Ridge Phase II Apartments. The Partnership obtained a new first mortgage from an unaffiliated lender of $3,128,700. The Partnership used these proceeds to repay the previous first mortgage loan and a portion of the deferred interest on the loans from affiliates. Of the remaining balances of the affiliated loans and deferred interest, a portion was converted into a General Partner loan and the remainder was recharacterized as an unsecured loan and an equity position to an affiliate of the Partnership. See
Note 4 of Notes to Financial Statements for additional information.

In May 1994, the first mortgage loan collateralized by Creekwood Apartments was refinanced. The proceeds of the new loan of $5,700,000 were used to pay the existing first mortgage loan of $5,246,568. The Partnership also funded capital reserves and related closing costs. The Partnership netted $230,309 from the transaction. See Note 4 of Notes to Financial Statements for additional information.

An affiliate of the General Partner is providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. In addition, a certificate of deposit of $700,000 is pledged as additional collateral for the mortgage loan relating to the Canyon Sands apartment complex.

In July 1994, the Partnership contracted to sell the Ridgepoint Hill and Ridgepoint View apartment complexes for a sale price of $18,659,285. The closing of the sale of the properties is scheduled for August 17, 1994 and is subject to the satisfaction of numerous terms and conditions.

Woodland Hills Apartments is located near the Dallas/Ft.Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgment in March and April 1994, respectively. Court-ordered mediation between the parties held in April 1994 has not resulted in a resolution of the matter to date. It is expected that the court will rule on the motions during 1994.

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

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(b) Reports on Form 8-K: A report on Form 8-K dated July 8, 1994 was filed, reporting the execution of an agreement of sale to sell the Ridgepoint Hill and Ridgepoint View apartment complexes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS-84



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XV, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XV, the General Partner



Date: August 12, 1994
      ----------------------------