Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 84
filed 1994-11-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

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

                         BALANCE SHEETS
             September 30, 1994 and December 31, 1993
                          (Unaudited)


                            ASSETS

                                                   1994            1993
                                              --------------  --------------
Cash and cash equivalents                     $   1,284,493   $     736,429
Certificate of deposit - restricted                 700,000         700,000
Net investment in note receivable                                   914,040
Escrow deposits                                   3,042,549       3,052,027
Accounts and accrued interest receivable          1,666,497       1,615,965
Deferred expenses, net of accumulated
  amortization of $985,135 in 1994 and
  $1,128,672 in 1993                              1,429,617       1,570,886
                                              --------------  --------------
                                                  8,123,156       8,589,347
                                              --------------  --------------
Investment in real estate:
  Land                                           18,397,507      22,657,624
  Buildings and improvements                    130,982,523     145,783,613
                                              --------------  --------------
                                                149,380,030     168,441,237
  Less accumulated depreciation                  56,740,376      59,562,523
                                              --------------  --------------

Investment in real estate, net
  of accumulated depreciation                    92,639,654     108,878,714
                                              --------------  --------------
                                              $ 100,762,810   $ 117,468,061
                                              ==============  ==============



                 LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                     $  13,371,634   $  11,166,206
Accounts payable                                    241,199       1,040,208
Due to affiliates                                   315,644         207,444
Accrued liabilities, principally interest
  and real estate taxes                           1,621,714       4,229,868
Security deposits                                   581,810         599,835
Purchase price, promissory and mortgage
  notes payable                                 113,057,762     126,356,211
Mortgage notes payable - affiliate                2,015,474      10,048,687
                                              --------------  --------------
    Total liabilities                           131,205,237     153,648,459

Affiliate's participation in joint venture         (261,926)        (59,731)

Partners' capital (140,000 Limited Partnership
  Interests issued and outstanding)             (30,180,501)    (36,120,667)
                                              --------------  --------------
                                              $ 100,762,810   $ 117,468,061
                                              ==============  ==============

    The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS-84
                (An Illinois Limited Partnership)

                STATEMENTS OF INCOME AND EXPENSES
       for the nine months ended September 30, 1994 and 1993
                           (Unaudited)

                                                   1994            1993
                                              --------------  --------------
Income:
  Rental and service                          $  23,157,422   $  22,510,129
  Interest on short-term investments                 46,977          47,463
                                              --------------  --------------
      Total income                               23,204,399      22,557,592
                                              --------------  --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    8,404,099       9,115,177
  Interest on short-term loans                      442,178         345,702
  Depreciation                                    3,426,885       3,462,876
  Amortization of deferred expenses                 379,405         372,840
  Property operating                              9,308,900       8,317,741
  Real estate taxes                               2,045,093       1,891,708
  Property management fees                        1,155,384       1,113,157
  Administrative                                    687,576         705,796
                                              --------------  --------------
      Total expenses                             25,849,520      25,324,997
                                              --------------  --------------

Loss before gains on sales of properties,
  affiliate's participation in loss from
  joint venture and extraordinary items          (2,645,121)     (2,767,405)
Gains on sales of properties                      5,596,294
Affiliate's participation in loss
  from joint venture                                197,778          28,020
                                              --------------  --------------
Income (loss) before extraordinary items          3,148,951      (2,739,385)
                                              --------------   -------------
Extraordinary items:
  Gains on forgiveness of debt                    2,791,215       1,877,479
  Gain on foreclosure of property                                 4,340,843
                                              --------------  --------------
      Total extraordinary items                   2,791,215       6,218,322
                                              --------------  --------------
Net income                                    $   5,940,166   $   3,478,937
                                              ==============  ==============
Income (loss) before extraordinary items
  allocated to General Partner                $      31,490   $     (27,394)
                                              ==============  ==============
Income (loss) before extraordinary items
  allocated to Limited Partners               $   3,117,461   $  (2,711,991)
                                              ==============  ==============
Income (loss) before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)            $       22.27   $      (19.37)
                                              ==============  ==============
Extraordinary items allocated to
  General Partner                             $      27,912   $      62,183
                                              ==============  ==============
Extraordinary items allocated to
  Limited Partners                            $   2,763,303   $   6,156,139
                                              ==============  ==============
Extraordinary items per Limited Partnership
  Interest (140,000 issued and outstanding)   $       19.74   $       43.97
                                              ==============  ==============
Net income allocated to General Partner       $      59,402   $      34,789
                                              ==============  ==============
Net income allocated to Limited Partners      $   5,880,764   $   3,444,148
                                              ==============  ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)            $       42.01   $       24.60
                                              ==============  ==============

    The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS-84
                (An Illinois Limited Partnership)

                STATEMENTS OF INCOME AND EXPENSES
         for the quarters ended September 30, 1994 and 1993
                          (Unaudited)




                                                    1994            1993
                                               --------------  --------------
Income:
  Rental and service                           $   7,667,887   $   7,508,488
  Interest on short-term investments                  19,700          15,881
                                               --------------  --------------
      Total income                                 7,687,587       7,524,369
                                               --------------  --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                     2,706,620       3,133,480
  Interest on short-term loans                       174,823         111,748
  Depreciation                                     1,117,075       1,154,293
  Amortization of deferred expenses                   96,509          84,570
  Property operating                               3,383,010       2,993,546
  Real estate taxes                                  615,105         622,707
  Property management fees                           383,099         376,425
  Administrative                                     162,759         220,758
                                               --------------  --------------
      Total expenses                               8,639,000       8,697,527
                                               --------------  --------------


Loss before gains on sales of properties,
  affiliate's participation in loss from
  joint venture and extraordinary item              (951,413)     (1,173,158)
Gains on sales of properties                       5,596,294
Affiliate's participation in loss
  from joint venture                                  88,833          27,801
                                               --------------  --------------
Income (loss) before extraordinary item            4,733,714      (1,145,357)

Extraordinary item:
  Gains on forgiveness of debt                     2,791,215
                                               --------------  --------------
Net income (loss)                              $   7,524,929   $  (1,145,357)
                                               ==============  ==============
Income (loss) before extraordinary item
  allocated to General Partner                 $      47,338   $     (11,454)
                                               ==============  ==============
Income (loss) before extraordinary item
  allocated to Limited Partners                $   4,686,376   $  (1,133,903)
                                               ==============  ==============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)             $       33.48   $       (8.10)
                                               ==============  ==============
Extraordinary item allocated to
  General Partner                              $      27,912            None
                                               ==============  ==============
Extraordinary item allocated to
  Limited Partners                             $   2,763,303            None
                                               ==============  ==============
Extraordinary item per Limited Partnership
  Interest (140,000 issued and outstanding)    $       19.74            None
                                               ==============  ==============
Net income (loss) allocated to General Partners$      75,250   $     (11,454)
                                               ==============  ==============
Net income (loss) allocated to Limited Partners$   7,449,679   $  (1,133,903)
                                               ==============  ==============
Net income (loss) per Limited Partnership
  Interest (140,000 issued and outstanding)    $       53.22   $       (8.10)
                                               ==============  ==============

    The accompanying notes are an integral part of the financial statements.

                   BALCOR REALTY INVESTORS-84
               (An Illinois Limited Partnership)

                    STATEMENTS OF CASH FLOWS
       for the nine months ended September 30, 1994 and 1993
                         (Unaudited)


                                                   1994            1993
                                              --------------  --------------
Operating activities:
  Net income                                  $   5,940,166   $   3,478,937
  Adjustments to reconcile net income to net
    cash provided by or used in operating
    activities:
      Extraordinary items:
        Gains on forgiveness of debt             (2,791,215)     (1,877,479)
        Gain on foreclosure of property                          (4,340,843)
      Gains on sales of properties               (5,596,294)
      Affiliate's participation in loss
        from joint venture                         (197,778)        (28,020)
      Depreciation of properties                  3,426,885       3,462,876
      Amortization of deferred expenses             379,405         372,840
      Amortization of discount on note
        receivable                                                 (112,816)
      Deferred interest on note receivable         (131,475)       (324,364)
      Net change in:
        Escrow deposits                             122,728        (756,579)
        Accounts and accrued interest
          receivable                                (50,532)       (940,430)
        Accounts payable                           (799,009)          1,147
        Due to affiliates                           108,200          11,882
        Accrued liabilities                         178,623         589,271
        Security deposits                           (18,025)        (24,299)
                                              --------------  --------------
  Net cash provided by or used in operating
    activities                                      571,679        (487,877)
                                              --------------  --------------
Investing activities:
  Proceeds from redemption of restricted
    investments                                                     100,000
  Proceeds from sales of properties              18,659,285
  Additions to properties                                           (48,774)
  Payment of selling costs                         (250,816)
                                              --------------  --------------
  Net cash provided by investing activities      18,408,469          51,226
                                              --------------  --------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                               4,953
  Distributions to joint venture partner
    - affiliate                                      (9,370)        (23,780)
  Proceeds from loan payable - affiliate            764,128       5,918,837
  Repayment of loan payable - affiliate                          (6,144,984)
  Proceeds from issuance of mortgage notes
    payable                                       8,828,700      20,132,897
  Repayment of mortgage notes payable           (20,626,168)    (15,362,805)
  Repayment of mortgage notes payable
    - affiliate                                  (5,668,638)     (1,912,948)
  Principal payments on purchase price,
    promissory and mortgage notes payable        (1,328,867)     (1,217,493)
  Principal payments on mortgage notes
    payable - affiliate                             (85,436)         (7,675)
  Payment of deferred expenses                     (198,136)       (689,872)
  Payment of financing escrows                     (113,250)       (755,883)
                                              --------------  --------------
  Net cash used in financing activities         (18,432,084)        (63,706)
                                              --------------  --------------

Net change in cash and cash equivalents             548,064        (500,357)
Cash and cash equivalents at beginning of
  period                                            736,429         656,104
                                              --------------  --------------
Cash and cash equivalents at end of period    $   1,284,493   $     155,747
                                              ==============  ==============

    The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
1.  Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $7,815,542 and $8,239,237 and paid interest expense of $7,852,322 and $7,874,938, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees         $1,163,270  $395,738     $127,998
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       57,579    35,561       26,412
        Data processing                  44,988    21,512       54,976
        Investor communications           9,137     5,643        4,460
        Legal                            24,166    14,925        9,485
        Portfolio management            101,165    62,478       25,803
        Other                            28,646    17,692        6,814

During the nine months ended September 30, 1994, $1,441,300 of an unsecured affiliated loan related to the Chestnut Ridge Phase II Apartments was retired and replaced with a General Partner loan as a result of the March 1994 refinancing of that property, and the partnership borrowed an additional $764,128 to meet working capital requirements. As of September 30, 1994, the Partnership had loans totaling $13,371,634 from the General Partner with accrued interest payable on these loans totaling $59,696. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense of $442,178 and $345,702, and paid interest expense of $423,231 and $364,942 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1994, this rate was 5.362%.

In March 1994, the Partnership refinanced the Chestnut Ridge Phase II mortgage loans payable, including a second mortgage loan previously outstanding to Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, and the unsecured loan described above. See Note 4 of Notes to Financial Statements for additional information.

In August 1994, the Partnership repaid the Ridgepoint Hill and Ridgepoint View BREHI loans at a discount in connection with the sale of these properties. See
Note 5 of Notes to Financial Statements for additional information.

As of September 30, 1994, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $2,015,474 with accrued interest payable on these loans totaling $28,000. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on the affiliated loans of $588,557 and $875,940 and paid interest expense of $870,701 and $1,168,984, respectively.

4.  Loan Refinancings and Modification:

(a) In March 1994, the Quail Lakes Apartments loan was modified. Effective February 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payment of principal and interest increased from $44,612 to $51,295.

(b) In March 1994, the Partnership completed the refinancing of the loans relating to the Chestnut Ridge Phase II Apartments. These loans consisted of a $2,841,601 first mortgage loan from an unaffiliated lender and junior loans from affiliates of the Partnership totaling $3,244,138, including deferred interest of $414,897. The proceeds from the new first mortgage loan of $3,128,700 from an unaffiliated lender were used to repay the previous first mortgage loan and a portion of the deferred interest on the loans from affiliates. The new first mortgage loan has an interest rate of 9.02% compared to the previous first mortgage loan rate of 9.75% and requires monthly principal and interest payments of $25,219 through maturity in April 2001. The Partnership paid refinancing costs of $72,513 and funded capital reserves of $15,750. As required by the unaffiliated lender, of the remaining balances of the affiliated loans and accrued interest, $1,441,300 was retired and replaced with a General Partner loan and the remainder was retired and replaced with a subordinate non-recourse loan of $1,315,739, and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property, both of which are included in mortgage notes payable - affiliates in the balance sheet. The contract interest rates on the subordinate non-recourse loan remains unchanged at 10.50%, which is the rate of return earned on the preferred limited partnership interest as well. The Limited Partners' position is unaffected by this conversion of a portion of the affiliated loan to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinate to the affiliated loans prior to the recharacterization.

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

5. Property Sales:

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes located in Dallas, Texas for an all cash sales price of $18,659,285. From the proceeds of the sale, the Partnership paid $12,658,037, which included accrued interest of $120,038, in full satisfaction of the first mortgage loans collateralized by these properties, $186,593 to an unaffiliated party as a brokerage commission and $64,223 in closing and other costs. The basis of these properties was $12,812,175, net of accumulated depreciation of $6,249,032. For financial statement purposes, the Partnership recognized a gain of $5,596,294 from the sale of these properties. The remaining $5,750,432 of sales proceeds, plus or minus prorations, were paid to an affiliate of the General Partner in full satisfaction of the second mortgage loans and an unsecured third mortgage loan. This represents a discount of $2,791,215 from the outstanding balance of the affiliated loans and accrued interest. The Partnership did not receive any proceeds from the sale of the properties.

6. Bankruptcy Reorganization:

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

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, four properties have been sold and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the fifteen remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

During the third quarter of 1994, the Ridgepoint Hill and Ridgepoint View apartment complexes were sold and certain of the related loans were repaid at a discount. During the second quarter of 1993, the Ridgetree Phase I first mortgage loan was purchased at a discount and title to the Highland Glen apartment complex was relinquished through foreclosure. As a result of these transactions, the Partnership generated increased net income during the nine months ended September 30, 1994 as compared to the same period in 1993 and generated net income during the quarter ended September 30, 1994 as compared to a net loss during the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes and repaid the second mortgage loans and unsecured third mortgage loan from an affiliate of the General Partner at a discount. As a result, the Partnership recognized gains on the sales of the properties and extraordinary gains on forgiveness of debt during the nine months and quarter ended September 30, 1994. In addition, the Partnership recognized an extraordinary gain on forgiveness of debt during April 1993 in connection with the refinancing of the Ridgetree Phase I mortgage loan. During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the partnership recognized an extraordinary gain on foreclosure. The 1994 property sales and the 1993 foreclosure resulted in decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. These decreases were partially or, in certain cases, fully offset by the events described below.

Thirteen of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1994, resulting in increased rental and service income and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993, which fully offset the decreases from the property sales and foreclosure.

Due to an increase in the short-term loan balance and an increase in interest rates during 1994, interest expense on short-term loans increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

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

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership. The joint venture recognized other income during 1993 in connection with the purchase of a note investment relating to the Pinebrook apartment complex. During the quarter ended June 30, 1994, default interest expense was recognized on the third and fourth mortgage loans in connection with the bankruptcy plan of reorganization. These transactions as well as higher repairs and maintenance expenditures at the property which had been deferred due to the bankruptcy resulted in an increase in affiliate's participation in loss from joint venture during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

As a result of the full amortization during 1994 of deferred expenses related to the prior mortgages on the Chestnut Ridge Phase II Apartments, which was refinanced, and the Ridgepoint Hill and Ridgepoint View apartment complexes, which were sold, amortization of deferred expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. This increase was substantially offset during the nine months ended September 30, 1994 as compared to the same period in 1993 by the full amortization of deferred expenses related to the prior loan on the Highland Glen Apartments, which was lost through foreclosure in May 1993.

Due to higher repair and maintenance expenditures, which included roof repairs, landscaping and replacement of floor coverings at many of the Partnership's properties, property operating expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993, which fully offset the decrease from the property sales and foreclosure.

Due primarily to a higher tax assessment for the Ridgetree Phase I apartment complex, real estate taxes increased during the nine months ended September 30, 1994 as compared to the same period in 1993, which fully offset the decrease from the property sales and foreclosure.

Primarily as a result of decreased accounting and legal fees, administrative expenses decreased during the quarter ended September 30, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased during the nine months ended September 30, 1994. The Partnership's operating activities consisted primarily of cash flow generated from property operations which were partially offset by the payment of administrative expenses and short-term interest expense. Investing activities consisted of the proceeds from the sales of properties, net of selling costs. Financing activities consisted primarily of borrowings from the General Partner, the repayment of mortgage notes payable in connection with the property sales, the refinancing of mortgage notes payable and the payment of refinancing costs and escrows, as well as principal payments on mortgage notes payable.

The Partnership is largely dependent on loans from the General Partner and owes approximately $13,400,000 to the General Partner at September 30, 1994 in connection with the funding of operating deficits, and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For the nine months ended September 30, 1994, twelve of the fifteen remaining properties owned by the Partnership generated positive cash flow and three generated marginal cash flow deficits. For the nine months ended September 30, 1993, of these fifteen properties, ten generated positive cash flow and five generated marginal cash flow deficits.

Four properties which had generated marginal deficits during the nine months ended September 30, 1993 generated positive cash flow for the nine months ended September 30, 1994. The Canyon Sands, and Woodland Hills apartment complexes experienced slightly higher rental income and slightly lower debt service payments while the Drayton Quarter apartment complex experienced slightly lower property operating expenses and the Chestnut Ridge Phase II apartment complex experienced slightly higher rental income during 1994. Two properties that had generated positive cash flow during the nine months ended September 30, 1993 generated marginal cash flow deficits for the nine months ended September 30, 1994. The Pinebrook apartment complex experienced higher property operating expenses while the Ridgetree Phase I apartment complex experienced higher real estate taxes and lower rental income during 1994.

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

During 1995, the Partnership has only one loan maturing, a mortgage loan of approximately $4,765,000 collateralized by the Drayton Quarter apartment complex. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to the properties in satisfaction of the outstanding mortgage loan balances.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliated partnership, and was financed with a $5,185,000 wrap-around mortgage payable, which matured in July 1993. The joint venture suspended debt service payments during 1992 and began negotiations with the lender for a discounted repayment of the $5,185,000 purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings, and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, a plan of reorganization was approved by the Bankruptcy Court and was made effective in May 1994. Under the terms of the plan of reorganization, the wrap-around features of the various mortgage notes were eliminated and the notes became first, second, third and fourth mortgage notes. The joint venture will make payments to the first and second mortgage holders and any excess cash flow will be used to make payments to the third mortgage holder, fourth mortgage holder and unsecured creditors, respectively. The joint venture must attempt to sell the property by May 1996. In the event that the property is not sold by then, the property will be put up for auction no later than 90 days thereafter. See Note 6 of Notes to Financial Statements for additional information.

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

In May 1994, the first mortgage loan collateralized by Creekwood Apartments was refinanced. The proceeds of the new loan of $5,700,000 were used to repay the existing first mortgage loan of $5,246,568. The Partnership also funded capital reserves and related closing costs. See Note 4 of Notes to Financial Statements for additional information.

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes, repaid the first mortgage loans in full and repaid the second mortgage loans and unsecured third mortgage loan from an affiliate of the General Partner at a discount. The Partnership did not receive any proceeds from the sale of the properties. See Note 5 of Notes to Financial Statements for additional information.

An affiliate of the General Partner had been providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. During 1994, the letter of credit was cashed and applied to the principal balance of the underlying mortgage loan. In addition, a certificate of deposit of $700,000 is pledged as additional collateral for the mortgage loan relating to the Canyon Sands apartment complex.

Woodland Hills Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgment in March and April 1994, respectively. Court-ordered mediation between the parties did not result in a resolution and on October 12, 1994, the airport board's motion for summary judgment was granted. If the judgment stands in the airport board's favor, the Partnership would not receive any compensation as a result of the airport expansion. On October 24, 1994, the plaintiffs filed a motion for a new trial and/or to alter the judgment based on certain facts not previously considered. This motion is pending. If the court does not rule in favor of the plaintiffs, the Partnership will consider its other options including a possible appeal of the summary judgment.

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

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- - -------------------------

Ridgepoint Hill Apartments and Ridgepoint View Apartments
- - ---------------------------------------------------------

As previously reported, in July 1994, the Partnership executed an agreement to sell the Ridgepoint Hill ("Hill") and Ridgement View ("View") apartment complexes in Dallas, Texas (together, the "Properties"), for a total sale price of $18,659,285 to an unaffiliated party, Berkshire Realty Company, Inc., a Delaware corporation, which subsequently assigned its rights under the agreement to its affiliate, BRI Ridgepoint Business Trust. The sale closed on August 30, 1994 ("Closing"). At Closing, the sale price was allocated $9,254,766 to Hill and $9,404,519 to View. The Partnership paid $12,658,037, which included accrued interest of $120,038, in full satisfaction of the first mortgage loans collateralized by the Properties and paid $5,750,432 to an affiliate of the General Partner in full satisfaction of the second mortgage loans collateralized by the Properties and an unsecured third mortgage loan. This represented a discount of approximately $2,791,215 from the amounts due under the loans. The Partnership also paid $186,593 to an unaffiliated party as a brokerage commission and $64,223 in closing costs. The Partnership did not receive any proceeds from the sale of the Properties.

Two apartment complexes adjacent to the Properties owned by an affiliate of the General Partner were sold to the purchaser simultaneously with the Properties.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

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



Date: November 14, 1994
      ----------------------------