Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS 84
filed 1995-03-28
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-13349
                       -------

                           BALCOR REALTY INVESTORS-84
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3215399
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Realty Investors-84 (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $140,000,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real property, and all information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of ten of these properties, including the Pinebrook Apartments which was sold in February 1995 and the property in which the Registrant had a minority joint venture interest. As of December 31, 1994, the Registrant owned the fifteen properties described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As discussed in Item 7. Liquidity and Capital Resources, of the Registrant's fifteen remaining properties, during 1994, nine generated positive cash flow while six generated marginal cash flow deficits.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

During 1994, the Registrant completed refinancings or modifications of three mortgage notes payable. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant sold two properties during 1994. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
- -----------------

Pinebrook Apartments
- --------------------

In 1984, Pinebrook Apartments was acquired by Pinebrook Investors, a joint venture consisting of the Registrant and an affiliate. The Registrant and the affiliate hold participating percentages in the joint venture of 51.57% and 48.43%, respectively. Pinebrook Investors utilized $2,959,230 towards the purchase of the property, including $1,400,000 from the Registrant. The remainder of the purchase price was payable in the form of a $5,185,000 purchase money note (the "Note") collateralized by a wrap-around mortgage on the property. The Note wrapped around four subordinate mortgage loans held by unaffiliated parties and was collateralized by the property. In 1992, Pinebrook Limited Partnership, another joint venture consisting of the Registrant and the affiliate, purchased one of the subordinate loans at a discount for $220,000, of which $113,454 was the Registrant's share.

In November 1992, Pinebrook Investors suspended debt service payments on the Note, and subsequently, in December 1992, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In May 1994, the Pinebrook Investor's plan of reorganization became effective. Pursuant to the plan of reorganization, Pinebrook Investors was required to sell the property within two years.

On February 2, 1995, Pinebrook Investors sold the property to TGM Pinebrook Inc., a Delaware corporation, for a sale price of $6,140,000. From the proceeds of the sale, Pinebrook Investors paid approximately $5,058,226 to the third party mortgage holders in full satisfaction of the outstanding amount of the loans. Additionally, Pinebrook Investors paid approximately $716,729 to Pinebrook Limited Partnership in full satisfaction of the outstanding amount of its loan, of which the Registrant's share is $369,617. Pinebrook Investors paid $184,200 as a brokerage commission to an unaffiliated party and approximately $25,975 representing closing and other costs. Pinebrook Investors received the remaining $13,316, of which the Registrant's share is $6,867. Neither the General Partner nor its affiliates will receive a commission in connection with the sale of the property.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owned the 15 properties described below:

Location                      Description of Property
- --------                      -----------------------

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

* This property was owned by the Registrant through a joint venture with an affiliate and was sold during 1995. See Item 1. Business and Note 12 of Notes to Financial Statements for additional information.

Each of the above properties is held subject to various forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 13,453.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $30,392,509 $30,159,179 $30,525,777 $31,274,909 $32,505,457
Loss before gains
  on sale of assets
  and extraordinary
  items             (2,814,657) (3,588,955) (5,092,181) (6,901,927) (7,890,602)
Net income (loss)    5,572,852   2,809,966  (5,092,181) (3,093,431) (7,890,602)
Net income (loss)
  per Limited
  Partnership
  Interest               39.41       19.87      (36.01)     (21.88)     (55.80)
Total assets        98,385,353 117,468,061 128,763,485 132,982,864 169,019,865
Mortgage notes
  payable          114,779,433 136,404,898 149,910,843 150,663,629 182,960,724


Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

The Ridgepoint Hill and Ridgepoint View apartment complexes were sold in 1994 and certain of the related loans were repaid at a discount. During 1993, the Ridgetree Phase I first mortgage loan was purchased at a discount and title to the Highland Glen apartment complex was relinquished through foreclosure. As a result of these transactions and the timing of their related gains, Balcor Realty Investors-84 (the "Partnership") generated increased net income during 1994 as compared to 1993 and generated net income during 1993 as compared to a net loss during 1992. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes and repaid the first mortgage loans to a third party. In addition, sales proceeds were used to repay the second mortgage loans and unsecured third mortgage loan from an affiliate of the General Partner at a discount. As a result, the Partnership recognized gains on the sales of the properties and extraordinary gains on forgiveness of debt during 1994. During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the Partnership recognized an extraordinary gain on foreclosure. The 1994 property sales and the 1993 foreclosure resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, maintenance and repair expense, real estate taxes and property management fees during 1994 as compared to 1993. These decreases were partially or, in certain cases, fully offset by the events described below.

Twelve of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1994, resulting in increased rental and service income and property management fees during 1994 as compared to 1993, which fully offset the decreases from the property sales and foreclosure.

Due to higher average cash balances and higher market interest rates on short-term interest bearing instruments, interest income on short-term investments increased during 1994 as compared to 1993.

In accordance with the loan agreements, the interest rates on the Briarwood, Canyon Sands, Somerset Pointe and Sunnyoak Village mortgage notes decreased in 1993 based on lower market rates and resulted in a decrease in interest expense on these loans. In addition, during 1994 and 1993, the Chestnut Ridge Phase II mortgage note and the Ridgetree Phase I and Woodland Hills mortgage notes were refinanced at lower interest rates and reduced total principal balances. These decreases in interest expense, as well as the decreases discussed above, were partially offset during 1994 by interest expense recognized on the Chesapeake mortgage note, which was obtained during June 1993, and on the Quail Lakes loan, which had principal-only payments until June 1993 at which time the payments increased to principal and interest. In addition, the Partnership recognized extraordinary gains on forgiveness of debt during 1993 in connection with the refinancings of the Ridgetree Phase I and Chimney Ridge mortgage loans.

Due to increases in the short-term loan balance payable to an affiliate and interest rates during 1994, interest expense on short-term loans increased during 1994 as compared to 1993.

Higher costs for insurance premiums, payroll expenses and contract services at many of the Partnership's properties resulted in increased property operating expense during 1994 as compared to 1993. This increase fully offset the decrease from the property sales and foreclosure.

Due to higher repair and maintenance expenditures, which included roof and pavement repairs, landscaping and replacement of floor coverings at many of the Partnership's properties, maintenance and repair expense increased during 1994 as compared to 1993, which fully offset the decrease from the property sales and foreclosure.

Due primarily to a higher tax assessment for the Ridgetree Phase I apartment complex, real estate taxes increased during 1994 as compared to 1993, which fully offset the decrease from the property sales and foreclosure.

Primarily as a result of increased legal fees relating to the Pinebrook bankruptcy settlement and increased portfolio management and data processing expenses, administrative expenses increased during 1994 as compared to 1993. This increase was partially offset by a decrease in accounting fees during 1994 as compared to 1993.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. The joint venture recognized other income during 1993 in connection with the purchase of a note investment related to the property. During 1994, default interest expense was recognized on the fourth mortgage loan in connection with the bankruptcy plan of reorganization. These transactions, as well as higher property operating and repairs and maintenance expenditures at the property which had been deferred due to the bankruptcy, resulted in an increase in affiliate's participation in loss from joint venture during 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

After the Partnership suspended debt service payments on the Highland Glen apartment complex and the lender filed foreclosure proceedings, a receiver was appointed and took possession of the property in September 1992. This caused decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, property operating expenses, maintenance and repair expenses, real estate taxes and property management fees during 1993 as compared to 1992. These decreases were partially or, in certain cases, fully offset by the events described below. During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the Partnership recognized an extraordinary gain on foreclosure during 1993.

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

The interest rate on the previous Creekwood Phase I mortgage note adjusted monthly based on a market rate while the interest rates on the Briarwood, Canyon Sands, Somerset Pointe and Sunnyoak Village mortgage notes were adjusted in 1993 based on market rates. Lower interest rates during 1993 resulted in a decrease in interest expense on these loans. In April 1993, the Ridgetree
Phase I mortgage note was refinanced and the original loan was repaid at a discount. As a result of a lower principal balance and interest rate on the new loan, interest expense decreased for this property. In May 1993, the Woodland Hills first mortgage note was refinanced and the second mortgage was partially repaid. As a result of the reduced total principal balances and a lower interest rate on the new first mortgage loan, interest expense decreased for this property. These items contributed to the decrease in interest expense on mortgage notes payable during 1993 as compared to 1992. The decreases in interest expense discussed above were partially offset during 1993 by interest expense recognized on the Chesapeake mortgage note, which was obtained during June 1993, and on the Quail Lakes apartment complex loan, which had principal-only payments until June 1993.

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

During 1993, the Partnership recognized extraordinary gains on forgiveness of debt in connection with the refinancings of the Ridgetree Phase I and Chimney Ridge mortgage loans.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1994 as compared to December 31, 1993. The Partnership received cash from its operating activities which consisted primarily of cash flow generated from property operations which were partially offset by the payment of administrative expenses and short-term interest expense. The Partnership also received cash from its investing activities relating to the sale of the Ridgepoint Hill and Ridgepoint View apartment complexes, all of which was used in its financing activities to repay the related mortgage notes. The Partnership also used cash to fund its other financing activities which consisted primarily of a net repayment to the General Partner and the refinancing of the Chestnut Ridge Phase II and Creekwood Phase I mortgage notes, as well as principal payments on mortgage notes payable.

The Partnership has loans from the General Partner and owes approximately $12,153,000 to the General Partner at December 31, 1994 in connection with the funding of operating deficits and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

Although an affiliate of the General Partner has, in certain circumstances, provided mortgage loans for certain properties to the Partnership, there can be no assurance that loans of this type will be available from either an affiliate or the General Partner in the future. The General Partner may also continue to provide additional short-term loans to the Partnership or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

In instances where the General Partner concludes that the Partnership's investment objectives cannot be met by continuing to own a particular property and fund operating deficits, the Partnership has suspended and may in the future suspend debt service payments or sell the property at a price less than its original cost. Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to properties in satisfaction of the outstanding mortgage loan balances. In the case of each property, the General Partner will pursue modification of underlying debt, consider suspending debt service payments and/or deferring non-critical repair and maintenance costs and analyze present and projected market conditions and projections for operations prior to determining the disposition of a property.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For 1994, nine of the fifteen remaining properties owned by the Partnership generated positive cash flow and six generated marginal cash flow deficits. For 1993, of these fifteen properties, ten generated positive cash flow and five generated marginal cash flow deficits.

The Canyon Sands apartment complex, which had generated marginal deficits during 1993, generated positive cash flow during 1994 due to higher rental income and slightly lower debt service payments. The following two properties that had generated positive cash flow during 1993 generated marginal cash flow deficits during 1994. The Pinebrook apartment complex experienced higher insurance premiums and increased repairs and maintenance expense which had been deferred during the bankruptcy proceedings while the Drayton Quarter apartment complex experienced slightly higher real estate taxes and slightly lower rental income during 1994.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of all of the Partnership's properties ranged from 92% to 97% except for Ridgetree Apartments Phase I which had an occupancy rate of 89%. Despite improvements during 1993 and 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. During 1995 and 1996, the Partnership has only one loan maturing, a mortgage loan of approximately $4,765,000 collateralized by the Drayton Quarter apartment complex. The General Partner has decided to sell the property and negotiations are currently in progress to accomplish this prior to the maturity of the loan.

The Pinebrook apartment complex was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate, and was financed with a $5,185,000 wrap-around mortgage payable, which matured in July 1993. In December 1992, Pinebrook Investors filed for protection under the U.S. Bankruptcy Code and in 1994, a plan of reorganization was approved by the Bankruptcy Court. Pursuant to the plan, Pinebrook Investors was required to sell the property within two years. Consequently, in February 1995, Pinebrook Investors sold the property in an all cash sale for $6,140,000. From the proceeds, Pinebrook Investors paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans. Additionally, Pinebrook Investors paid approximately $716,729 in full satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. See Notes 3, 10 and 12 of Notes to Financial Statements for additional information.

During 1994, the Chestnut Ridge Phase II mortgage loans, the Creekwood Phase I first mortgage loan, and the Quail Lakes first mortgage loan were refinanced or modified. See Note 3 of Notes to Financial Statements for additional information.

During 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes in an all cash sale for $18,659,285. From the proceeds, the Partnership paid $12,658,037 in full satisfaction of the first mortgage loans and $5,381,539 to an affiliate of the General Partner in full satisfaction of the second mortgage loans and an unsecured third mortgage loan which represented a discount of $2,791,215. The Partnership did not receive any proceeds from the sale of the properties. See Notes 8 and 11 of Notes to Financial Statements for additional information.

Woodland Hills Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A plan proposed by the Dallas/Fort Worth International

Airport Board provides for varying levels of compensation to single family homeowners; however, no similar compensation is planned for the majority of apartment complex owners, including the property. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit seeking to obtain compensation. As a result of the court's decisions, the Partnership is not entitled to receive any compensation due to the airport expansion. The plaintiffs have decided not to appeal the decision due to the costs of continuing the litigation, but intend to continue to monitor the situation. Woodland Hills Apartments, however, may be entitled to be reimbursed for the costs of sound proofing under the Final Environmental Impact Statement approved by the Federal Aviation Administration. However, a final determination will not be made until the runways are completed and actual noise studies are analyzed. The General Partner does not anticipate that the proposed expansion plan will have a significant impact to the value of the property.

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

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1994           December 31, 1993
                    -------------------------   -------------------------

                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets         $98,385,353 $67,625,335  $117,468,061   $86,235,405
Partners' capital
  accounts (deficit):
    General Partner   (1,545,395)(11,230,881)   (1,601,123)  (18,854,592)
    Limited Partners (29,002,420)(49,329,122)  (34,519,544)  (50,849,212)
Net income (loss):
    General Partner       55,728   7,623,711        28,100    (3,584,849)
    Limited Partners   5,517,124   1,520,090     2,781,866     6,627,854
    Per Limited Part-
      nership Interest     39.41       10.86         19.87         47.34


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                    OFFICERS
     -----                                    --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
  Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
  and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           116 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own an additional 80 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(99) Agreement of Sale relating to the sale of Pinebrook Apartments, Lexington, Kentucky is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-84


                         By:  /s/Allan Wood
                              ----------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XV, the
                              General Partner

Date: March 27, 1995
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                       Date
- ----------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
 /s/Thomas E. Meador     the General Partner                 March 27, 1995
- ----------------------                                       --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XV,
    /s/Allan Wood        the General Partner                 March 27, 1995
- ----------------------                                       --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III -  Real Estate and Accumulated Depreciation, as of December 31, 1994


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-84 at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 10, 1995

                          BALCOR REALTY INVESTORS-84
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                         December 31, 1994 and 1993


                                 ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $  1,311,019   $    736,429
Certificate of deposit - restricted                700,000        700,000
Net investment in note receivable                                 914,040
Escrow deposits                                  2,501,015      3,052,027
Accounts and accrued interest receivable           914,727      1,615,965
Deferred expenses, net of accumulated
  amortization of $1,061,641 in 1994 and
  $1,128,672 in 1993                             1,353,111      1,570,886
                                              -------------  -------------
                                                 6,779,872      8,589,347
                                              -------------  -------------
Investment in real estate:
  Land                                          18,397,507     22,657,624
  Buildings and improvements                   130,982,523    145,783,613
                                              -------------  -------------
                                               149,380,030    168,441,237
  Less accumulated depreciation                 57,774,549     59,562,523
                                              -------------  -------------
Investment in real estate, net
  of accumulated depreciation                   91,605,481    108,878,714
                                              -------------  -------------
                                              $ 98,385,353   $117,468,061
                                              =============  =============

                    LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                     $ 12,153,202   $ 11,166,206
Accounts payable                                   328,647      1,040,208
Due to affiliates                                  197,822        207,444
Accrued liabilities, principally interest
  and real estate taxes                          1,201,714      4,229,868
Security deposits                                  582,347        599,835
Mortgage notes payable                         112,812,222    126,356,211
Mortgage notes payable - affiliate               1,967,211     10,048,687
                                              -------------  -------------
    Total liabilities                          129,243,165    153,648,459

Affiliate's participation in joint venture        (309,997)       (59,731)

Partners' deficit (140,000 Limited
  Partnership Interests issued and
  outstanding)                                 (30,547,815)   (36,120,667)
                                              -------------  -------------
                                              $ 98,385,353   $117,468,061
                                              =============  =============

    The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                          Partners' Deficit Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner      Partners(A)
                              --------------  -------------  -------------

Balance at
  December 31, 1991           $ (33,838,452)  $ (1,578,301)  $(32,260,151)

Net loss for the year
  ended December 31, 1992        (5,092,181)       (50,922)    (5,041,259)
                              --------------  -------------  -------------
Balance at
  December 31, 1992             (38,930,633)    (1,629,223)   (37,301,410)

Net income for the year
  ended December 31, 1993         2,809,966         28,100      2,781,866
                              --------------  -------------  -------------
Balance at
  December 31, 1993             (36,120,667)    (1,601,123)   (34,519,544)

Net income for the year
  ended December 31, 1994         5,572,852         55,728      5,517,124
                              --------------  -------------  -------------
Balance at
  December 31, 1994           $ (30,547,815)  $ (1,545,395)  $(29,002,420)
                              ==============  =============  =============




(A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests.




    The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                    1994           1993           1992
                               -------------  -------------  -------------
Income:
  Rental and service           $ 30,283,700   $ 29,915,125   $ 30,010,121
  Interest on short-term
    investments                     108,809         76,829         81,558
  Other income                                     167,225        434,098
                               -------------  -------------  -------------
      Total income               30,392,509     30,159,179     30,525,777
                               -------------  -------------  -------------

Expenses:
  Interest on mortgage
    notes payable                10,764,902     12,047,956     13,816,050
  Interest on short-term loans      635,617        484,932        494,403
  Depreciation                    4,461,058      4,617,794      4,884,047
  Amortization of deferred
    expenses                        455,911        471,567        229,473
  Property operating              8,770,470      8,085,076      7,892,370
  Maintenance and repairs         3,264,328      3,207,875      3,353,405
  Real estate taxes               2,535,394      2,492,324      2,502,189
  Property management fees        1,502,309      1,481,954      1,493,809
  Administrative                  1,049,594        923,660      1,021,753
                               -------------  -------------  -------------
      Total expenses             33,439,583     33,813,138     35,687,499
                               -------------  -------------  -------------

Loss before gains on sales
  of properties, affiliate's
  participation in loss
  from joint venture and
  extraordinary items            (3,047,074)    (3,653,959)    (5,161,722)

Gains on sales of
  properties                      5,596,294
Affiliate's participation in
  loss from joint venture           232,417         65,004         69,541
                               -------------  -------------  -------------
Income (loss) before
  extraordinary items             2,781,637     (3,588,955)    (5,092,181)
                               -------------  -------------  -------------
Extraordinary items:
  Gains on forgiveness of
    debt                          2,791,215      2,058,078
  Gain on foreclosure of
    property                                     4,340,843
                               -------------  -------------
      Total extraordinary
        items                     2,791,215      6,398,921
                               -------------  -------------  -------------
Net income (loss)              $  5,572,852   $  2,809,966   $ (5,092,181)
                               =============  =============  =============
Income (loss) before
  extraordinary items
  allocated to
  General Partner              $     27,816   $    (35,890)  $    (50,922)
                               =============  =============  =============
Income (loss) before
  extraordinary items
  allocated to
  Limited Partners             $  2,753,821   $ (3,553,065)  $ (5,041,259)
                               =============  =============  =============
Income (loss) before
  extraordinary items per
  Limited Partnership
  Interest (140,000
  issued and outstanding)      $      19.67   $     (25.38)  $     (36.01)
                               =============  =============  =============

Extraordinary items
  allocated to
  General Partner              $     27,912   $     63,989           None
                               =============  =============  =============
Extraordinary items
  allocated to
  Limited Partners             $  2,763,303   $  6,334,932           None
                               =============  =============  =============
Extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding)             $      19.74   $      45.25           None
                               =============  =============  =============
Net income (loss) allocated
  to General Partner           $     55,728   $     28,100   $    (50,922)
                               =============  =============  =============
Net income (loss) allocated
  to Limited Partners          $  5,517,124   $  2,781,866   $ (5,041,259)
                               =============  =============  =============
Net income (loss) per
  Limited Partnership
  Interest (140,000
  issued and outstanding)      $      39.41   $      19.87   $     (36.01)
                               =============  =============  =============

    The accompanying notes are an integral part of the financial statements.

                              BALCOR REALTY INVESTORS-84
                          (An Illinois Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1994, 1993 and 1992
                                    (Continued)


                                    1994           1993           1992
                               -------------  -------------  -------------
Operating activities:
  Net income (loss)            $  5,572,852   $  2,809,966   $ (5,092,181)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
      Extraordinary items:
        Gains on forgiveness
          of debt                (2,791,215)    (2,058,078)
        Gain on foreclosure
          of property                           (4,340,843)
      Gains on sales of
        properties               (5,596,294)
      Affiliate's participation
        in loss from joint
        venture                    (232,417)       (65,004)       (69,541)
      Depreciation of
        properties                4,461,058      4,617,794      4,884,047
      Amortization of deferred
        expenses                    455,911        471,567        229,473
      Amortization of discount
        on note receivable                        (112,816)      (117,185)
      Deferred interest on note
        receivable                 (131,475)      (424,168)       (39,871)
      Deferred interest expense                                   806,802
      Net change in:
        Escrow deposits             295,653     (1,083,694)      (426,432)
        Accounts and accrued
          interest receivable       701,238       (926,249)      (243,519)
        Accounts payable           (711,561)        72,914        355,743
        Due to affiliates            (9,622)       (10,263)         4,383
        Accrued liabilities        (241,377)     1,365,981        607,755
        Security deposits           (17,488)       (13,309)         2,631
                               -------------  -------------  -------------
  Net cash provided by
    operating activities          1,755,263        303,798        902,105
                               -------------  -------------  -------------
Investing activities:
  Proceeds from redemption of
    restricted investments                         100,000        610,000
  Purchase of investment in
    note                                                         (220,000)
  Additions to properties                          (48,774)       (33,750)
  Proceeds from sales of
    properties                   18,659,285
  Payment of selling costs         (250,816)
                               -------------  -------------  -------------
  Net cash provided by
    investing activities         18,408,469         51,226        356,250
                               -------------  -------------  -------------
Financing activities:
  Capital contributions by
    joint venture partner -
    affiliate                         4,953                       133,342
  Distributions to joint
    venture partner -
    affiliate                       (22,802)       (23,780)        (7,537)
  Proceeds from loan payable -
    affiliate                       764,128      5,918,837      1,478,387
  Repayment of loan payable -
    affiliate                    (1,218,432)    (7,164,610)      (302,178)
  Proceeds from issuance of
    mortgage notes payable        8,828,700     27,532,897      2,863,800
  Repayment of mortgage notes
    payable                     (20,626,168)   (21,205,963)
  Repayment of mortgage notes
    payable - affiliate          (5,668,638)    (1,912,948)    (2,863,800)
  Principal payments on
    mortgage notes payable       (1,574,407)    (1,579,971)    (2,093,148)
  Principal payments on
    mortgage notes payable -
    affiliate                      (133,699)        (7,675)       (43,837)
  Payment of deferred expenses     (198,136)      (967,631)      (203,029)
  Payment of financing escrows     (113,250)      (896,083)      (111,245)
  Release of financing escrows      368,609         32,228
                               -------------  -------------  -------------
  Net cash used in financing
    activities                  (19,589,142)      (274,699)    (1,149,245)
                               -------------  -------------  -------------

Net change in cash and cash
  equivalents                       574,590         80,325        109,110
Cash and cash equivalents at
  beginning of year                 736,429        656,104        546,994
                               -------------  -------------  -------------
Cash and cash equivalents at
  end of year                  $  1,311,019   $    736,429   $    656,104
                               =============  =============  =============

    The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                5 to 7

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) Reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 or 1992 results.

2. Partnership Agreement:

The Partnership was organized in September 1982. The Partnership Agreement provides for Balcor Partners-XV to be the General Partner and for the admission of Limited Partners through the sale of up to 150,000 Limited Partnership Interests at $1,000 per Interest, 140,000 of which were sold on or prior to June 27, 1984, the termination date of the offering.

The Partnership Agreement provides that the General Partner generally will be allocated 1% of the profits and losses. One hundred percent of "Net Cash Receipts" available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds.

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

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                   Carrying    Carrying   Current  Final
Property           Amount of  Amount of   Inter-  Matur-   Current   Estimated
Pledged as         Notes at    Notes at     est     ity    Monthly    Balloon
Collateral         12/31/94    12/31/93    Rate    Date    Payment    Payment
- ---------------   ----------  ----------  ------  ------  --------  ----------

Mortgage Notes Payable - Nonaffiliates:

Apartment Complexes:
Antlers (A)      $10,309,549 $10,446,268   8.25%    1998 $82,787    $9,731,000
Briarwood Place    6,137,179   6,261,495  6.498%    1998  43,961     5,606,000
Canyon Sands
 Village           9,265,525   9,447,725  6.498%    1998  66,130     8,460,000
Chesapeake (B)     5,140,624   5,170,785  7.875%    2028  36,357          None
Chimney Ridge (C)  7,321,840   7,389,254  7.625%    2003  52,377     6,452,000
Chestnut Ridge
 (Phase II) (D)    3,112,914   2,843,547   9.02%    2001  25,219     2,934,000
Courtyards of
 Kendall (E)       9,137,019   9,461,431   9.50%    1997  83,906     9,014,000
Creekwood (F)      5,677,152   5,335,504   8.88%    1999  45,372     5,465,000
Drayton Quarter    4,796,013   4,833,492  11.00%    1995  47,276     4,765,000
Pinebrook (G)      5,068,603   5,185,000
Quail Lakes (H)    6,801,164   6,847,000   8.25%    2001  51,295     6,350,000
Ridgepoint Hill (I)            6,186,000
Ridgepoint View (I)            6,352,000
Ridgetree (Phase I)
 (J)               9,569,351   9,626,164  10.05%    2000  85,139     9,157,000
Somerset Pointe   11,473,744  11,690,016  6.498%    1998  80,531    10,501,000
Sunnyoak Village  14,008,532  14,247,685   7.33%    2015 106,091          None
Woodland Hills (K) 4,993,013   5,032,845   8.54%    1998  39,009     4,828,000
                 ----------- -----------

    Subtotal     112,812,222 126,356,211
                 ----------- -----------

Mortgage Notes Payable - Affiliates:

Apartment Complexes:
Chestnut Ridge (L) 1,515,739   2,829,241  10.50%    2002     (L)     1,516,000
Ridgepoint Hill (I)            3,288,870
Ridgepoint View (I)            3,345,405
Woodland Hills (M)   451,472     585,171  10.50%    1999     (M)       451,000
                 ----------- -----------

  Subtotal         1,967,211  10,048,687
                 ----------- -----------
  Total         $114,779,433$136,404,898
                ============ ===========

(A) In July 1993, this loan was modified. The loan balance was increased by $232,334 to $10,500,000, the interest rate decreased from 9% to 8.25%, the maturity date was extended from January 1994 to August 1998 and the monthly payments decreased from $87,745 to $82,787.

(B) In June 1993, the Partnership obtained this first mortgage loan. It replaced the bonds collateralized by the property, which the Partnership had purchased in 1991.

(C) In October 1993, this loan was refinanced. The interest rate decreased from 10.00% to 7.625%, the maturity date was extended from July 2002 to November 2003 and the monthly payments decreased from $53,285 to $52,377. Proceeds from the new $7,400,000 first mortgage loan were used to repay the existing first mortgage loan of $6,023,757, which represented a discount to the Partnership of $180,599.

(D) In March 1994, this loan was refinanced. The interest rate decreased from 9.75% to 9.02%, the maturity date was changed from January 2002 to April 2001 and the monthly payments increased from $24,073 to $25,219. Proceeds from the new $3,128,700 first mortgage loan were used to repay the existing $2,841,601 first mortgage loan as well as $287,099 of the Balcor Real Estate Holdings, Inc. ("BREHI") loan.

(E) The Partnership is obligated to pay the lender (upon the earlier of maturity or the sale or refinancing of the property) additional interest equal to the lesser of: (i) 25% of the amount by which the agreed upon value of the property at maturity or upon sale or refinancing exceeds $10,100,000, or (ii) interest which would have accrued on the loan from June 1, 1992 through the earlier of maturity or the sale or refinancing of the property at a rate of 15% per annum.

(F) In May 1994, this loan was refinanced. The interest rate changed from a floating rate to a fixed rate of 8.88%, the maturity date was extended from September 1994 to June 1999, and the monthly payments decreased from $49,953 to $45,372. Proceeds from the new $5,700,000 first mortgage loan were used to repay the existing first mortgage loan of $5,246,568.

(G) In December 1992, Pinebrook Investors, the joint venture which owns the property filed for protection under the U.S. Bankruptcy Code. In 1994, a plan of reorganization was approved by the Bankruptcy Court. Under the plan, the wrap-around features of the various mortgage notes were eliminated and the notes became first, second, third and fourth mortgage notes upon which the joint venture made monthly payments totaling $40,761, a portion of which might have been deferred based on availability of cash flow, at interest rates ranging from 8.875% to 10%. Under the plan of reorganization, the new first, second and fourth mortgage loan balances were $2,294,722, $1,712,135 and $1,006,029, respectively. The third mortgage note payable was eliminated, along with its monthly payments, through consolidation of the financial statements. In February 1995, Pinebrook Investors sold the property. The mortgage maturity amount is included in the 1995 maturity schedule amount below. See Notes 10 and 12 of Notes to Financial Statements for additional information.

(H) In March 1994, this loan was modified. Effective February 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payments increased from $44,612 to $51,295.

(I) In August 1994, the Partnership sold this property. See Note 8 of Notes to Financial Statements for additional information.

(J) In April 1993, this loan was refinanced. The interest rate decreased from 11.00% to 10.05%, the maturity date was extended from September 1996 to May 2000 and the monthly payments decreased from $102,889 to $85,139. Proceeds from the $9,467,780 first mortgage loan and the $193,220 second mortgage loan, along with a principal payment of $760,190, were used to repay the existing $12,298,669 first mortgage loan which represents a discount of $1,877,479.

(K) In May 1993, this loan was refinanced. The interest rate decreased from 10.00% to 8.54%, the maturity date was extended from September 1993 to June 1998 and the monthly payments decreased from $44,405 to $39,009. Proceeds from the new $5,054,563 first mortgage loan were used to repay the existing first mortgage loan of $4,941,615 as well as $112,948 of the BREHI loan.

(L) This note represents a subordinate non-recourse loan of $1,315,739 payable to BREHI and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property. During 1994, $287,099 of the proceeds from the new first mortgage loan were used to repay a portion of the $414,897 deferred interest on the previous junior loans from affiliates. In addition, as a requirement of the first mortgage loan, of the remaining balances of the junior loans and deferred interest, $1,441,300 was retired and replaced with a General Partner loan and the remainder was retired and replaced with the current notes and preferred limited partnership interest. The contract rate on the BREHI loan remains unchanged at 10.5%, which is the rate of return earned on the preferred limited partnership interest as well. The interest pay rate on the BREHI loan is the lower of the contract rate or the net cash flow from the property. Any deferred interest on the BREHI loan will be payable at maturity. The Limited Partners' position is unaffected by this conversion of a portion of the junior loans to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinate to the junior loans prior to the recharacterization.

(M) This note represents a second mortgage loan payable to BREHI. During 1993, the balance of the BREHI loan of $2,498,119, including accrued interest, was reduced to $585,171 as a requirement of the first mortgage loan. The partial repayment was conditioned upon BREHI agreeing to subordinate repayment of the remaining portion of the BREHI loan to a payment to the Partnership from sale or refinancing proceeds from this property of $1,800,000. The interest pay rate is the lower of the contract rate or the net cash flow from the property, after payment of interest on the first mortgage loan, limited to a maximum annual deficit of $62,500. Deferred interest on the second mortgage loan is accumulated and bears interest at the contract rate.


The Partnership's mortgage loans to non-affiliates described above require current monthly payments of principal and interest. During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $10,132,223, $10,882,258 and $12,561,221, respectively. The Partnership paid interest expense of $10,140,419 in 1994, $10,655,057 in 1993 and $11,830,225 in 1992. See Note 8 of Notes to
Financial Statements for interest paid and incurred on loans payable to affiliates.

Maturities of the mortgage notes payable - nonaffiliates and mortgage note payable - affiliates in each of the next five years are approximately as follows:

                         1995          $12,031,000
                         1996            1,564,000
                         1997           10,339,000
                         1998           40,443,000
                         1999            6,644,000

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Affiliate's Participation in Joint Venture:

The Pinebrook apartment complex was purchased by Pinebrook Investors, a joint venture between the Partnership and an affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income or loss for the affiliate's participation in the joint venture. Profits and losses are allocated 51.57% to the Partnership and 48.43% to the affiliate.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements which are prepared in accordance with generally accepted accounting principles will differ from the tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $3,570,949 less than the tax income of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended          Year Ended          Year Ended
                      12/31/94            12/31/93            12/31/92
                 ------------------  ------------------  ------------------
                   Paid     Payable    Paid      Payable    Paid     Payable
                 --------   -------  --------    -------  --------   -------

Property manage-
 ment fees      $1,401,854      None $1,477,069 $135,884 $1,483,559  $130,999
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting      119,390   $39,870     64,346    5,325     24,802     1,840
   Data processing 102,770    20,814     57,699   10,401     63,566     5,255
   Investor
    communications  12,677     4,234     10,210      845     10,201       757
   Legal            35,233    11,767     27,006    2,235     40,765     3,025
   Other            43,319    14,467     32,012    2,649     35,905     2,664
   Portfolio mgmt. 127,397    38,107    118,754    9,356     78,260     5,377

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

During 1994, $1,441,300 of an unsecured affiliate loan relating to the Chestnut Ridge Phase II Apartments was retired and replaced with a General Partner loan as a result of the March 1994 refinancing of that property. In addition, the Partnership borrowed an additional $764,128 to meet working capital requirements. The Partnership repaid $1,218,432 of these loans from the General Partner during 1994. As of December 31, 1994, the Partnership had outstanding short-term loans totaling $12,153,202 from the General Partner with accrued interest payable on these loans totaling $68,563. During 1994, 1993 and 1992, the Partnership incurred interest expense of $635,617, $484,932 and $494,403 and paid interest expense of $607,803, $511,973 and $480,680 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1994, this rate was 6.56%.

In March 1994, the Partnership refinanced the Chestnut Ridge Phase II mortgage loans payable, including a second mortgage loan previously outstanding to BREHI, an affiliate of the General Partner, and the unsecured loan described above. See Note 3 of Notes to Financial Statements for additional information.

In August 1994, the Partnership repaid the Ridgepoint Hill and Ridgepoint View BREHI loans at a discount in connection with the sale of these properties. See
Note 8 of Notes to Financial Statements for additional information.

As of December 31, 1994, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,967,211 with accrued interest payable on these loans totaling $29,623. See Note 3 of Notes to Financial Statements for additional information. During 1994, 1993 and 1992, the Partnership incurred interest expense of $632,679, $1,165,698 and $1,254,829 and paid interest expense of $913,199, $770,479 and $974,726 on these affiliated mortgage loans, respectively.

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

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $310,984, $208,938 and $207,395 for 1994, 1993 and 1992, respectively. The Partnership had receivables from the insurance deductible program totaling $159,351 at December 31, 1994.

8. Property Sales:

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes in an all cash sale for $18,659,285. From the proceeds of the sale, the Partnership paid $12,658,037, which included accrued interest, in full satisfaction of the first mortgage loans, as well as brokerage commissions and other closing costs. The bases of these properties were $12,812,175, net of accumulated depreciation of $6,249,032. For financial statement purposes, the Partnership recognized a gain of $5,596,294 from the sale of these properties. The remaining $5,381,539 of sales proceeds were paid to an affiliate of the General Partner in full satisfaction of the second mortgage loans and an unsecured third mortgage loan. This represents a discount of $2,791,215 from the outstanding balance of the affiliate loans and accrued interest. The Partnership did not receive any proceeds from the sale of the properties.

9. Restricted Investments:

As of December 31, 1992, the Partnership had pledged cash of $800,000 as additional collateral related to the Woodland Hills and Canyon Sands mortgage loans. In connection with the May 1993 Woodland Hills refinancing, cash collateral of $100,000 was released. As of December 31, 1994, $700,000 remained pledged related to the Canyon Sands mortgage loan. This amount was invested in short-term instruments pursuant to the terms of the agreement with the lending institution. Interest earned on the collateral accumulates to the benefit of the Partnership.

In addition, an affiliate of the General Partner had been providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. During 1994, the letter of credit was cashed and applied to the principal balance of the underlying mortgage loan.

10. Net Investment in Note Receivable:

The Pinebrook apartment complex was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate, and was financed with a $5,185,000 wrap-around mortgage note payable to Lexington Associates, the seller of the property ("Lexington"), which wrapped two underlying mortgage notes payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. These notes in turn wrapped a mortgage note payable to Tates Creek Place ("Tates Creek"). As of December 31, 1993, the Partnership's net investment in the notes was $914,040, consisting of the wrap-around notes receivable from Lexington of $4,885,918, offset by the mortgage note payable to Tates Creek of $3,971,878. In December 1992, Pinebrook Investors filed for protection under the U.S. Bankruptcy Code and a plan of reorganization was approved by the Bankruptcy Court and made effective in May 1994. Under the plan of reorganization, the wrap-around features of the various mortgage notes were eliminated and the mortgage notes payable by Pinebrook Investors to third parties became first, second and fourth mortgage notes. The net investment of $914,040 described above was recharacterized as a third mortgage note payable by Pinebrook Investors to Pinebrook Limited Partnership. The operations of these joint ventures have been consolidated within the Partnership's financial statements, and the related intercompany mortgage notes transactions have been eliminated. In February 1995, the Partnership sold the Pinebrook apartment complex. See Notes 3 and 12 of Notes to Financial Statements for additional information.

11. Extraordinary Items:

(a) During 1994, the Ridgepoint Hill and Ridgepoint View apartment complexes were sold. In connection with the sale, the Partnership repaid the second mortgage loans and an unsecured third mortgage loan due to an affiliate of the General Partner at a discount. This transaction resulted in an extraordinary gain on forgiveness of debt of $2,791,215 during 1994 for financial statement purposes. See Note 8 of Notes to Financial Statements for additional information.

(b) During 1993, the Ridgetree Phase I and the Chimney Ridge mortgage notes were refinanced. The mortgage notes which had outstanding balances totaling $18,322,426, including accrued interest, were repaid for $16,264,348. These transactions resulted in extraordinary gains on forgiveness of debt totaling $2,058,078 during 1993 for financial statement purposes.

(c) During 1993, title to the Highland Glen Apartments was relinquished through foreclosure. The Partnership wrote-off the property basis of $10,613,575, net of accumulated depreciation of $4,252,309, a mortgage loan balance of $14,918,362 and accrued real estate taxes of $36,056. The Partnership recognized an extraordinary gain on foreclosure of property of $4,340,843 during 1993 for financial statement purposes.

12. Contingency:

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

13. Subsequent Event:

In February 1995, the Partnership sold the Pinebrook Apartments in an all cash sale for $6,140,000. From the proceeds of the sale, the Partnership paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. The basis of the property was $4,114,855, net of accumulated depreciation of $3,364,699. The Partnership will recognize a gain of $1,814,970 in its 1995 financial statements.

                                       BALCOR REALTY INVESTORS-84
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                        Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (b)           (c)
- ---------------------          -------  -------- ------------  ---------  ---------     --------
Antlers Apts., 400
  units in Jackson-
  ville, FL                      (a)  $2,601,798   $9,945,202      None  $2,161,742  $(1,195,047)

Briarwood Place
  Apts., 268 units
  in Chandler, AZ                (a)   1,100,000    5,966,000      None     581,947         None

Canyon Sands Village
  Apts., 412 units
  in Phoenix, AZ                 (a)   1,142,000    9,368,000      None     971,625     (313,655)

Chesapeake Apts.,
  320 units in
  Harris Cty., TX                (a)   1,350,000    7,691,000   $48,774     703,107   (1,081,825)

Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX                      (a)   1,058,000    4,294,000      None     482,300     (151,393)

Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO               (a)     730,875    6,444,625      None     905,445     (516,301)

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL                (a)   1,000,000   10,180,000   175,361      21,775   (1,114,788)


Creekwood Apts.,
  276 units in
  Tulsa, OK                      (a)   1,460,000    5,555,000      None     676,095     (648,404)

Drayton Quarter
  Apts., 206 units
  in Charleston
  County, SC                     (a)     475,000    5,053,000      None     828,911     (420,789)

Pinebrook Apts.,
  208 units in
  Lexington, KY                  (a)     371,000    7,773,230      None      11,887     (676,563)

Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK              (a)   1,043,580    9,630,670   220,851     891,563     (911,756)

Ridgetree Apts. I,
  444 units in
  Dallas, TX                     (a)   1,778,000   10,712,000      None   1,514,711         None

Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV               (a)   1,992,000   11,695,000    15,800   1,081,592      (69,353)

Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                             (a)   1,866,000   14,878,000      None   1,700,433     (196,687)

Woodland Hills Apts.,
  250 units in
  Irving, TX                     (a)   1,745,000    5,795,000      None   1,030,017   (2,041,325)(d)
                                     -----------  -----------  -------- ----------- ------------

  Total                              $19,713,253 $124,980,727  $460,786 $13,563,150 $ (9,337,886)
                                     =========== ============  ======== =========== ============

                                       BALCOR REALTY INVESTORS-84
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------  --------------

                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (e)(f)      tion(f)   struction  uired   is Computed
- -------------------       --------  ----------   -----------  ---------  ---------  ----- --------------
Antlers Apts., 400
  units in Jackson-
  ville, FL           $ 2,385,335 $ 11,128,360 $ 13,513,695 $ 4,659,668     1985    12/83       (g)

Briarwood Place
  Apts.,268 units
  in Chandler, AZ       1,101,549    6,546,398    7,647,947   2,872,046     1983    3/83        (g)

Canyon Sands Village
  Apts., 412 units
  in Phoenix, AZ        1,111,675   10,056,295   11,167,970   4,477,249     1983    11/82       (g)

Chesapeake Apts.,
  320 units in
  Harris Cty., TX       1,188,811    7,522,245    8,711,056   3,359,542     1983    1/83        (g)

Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX             1,032,620    4,650,287    5,682,907   1,916,517     1984    8/83        (g)

Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO        684,989    6,879,655    7,564,644   2,910,774     1984    6/83        (g)

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL         902,287    9,360,061   10,262,348   5,637,424     1970    3/84        (g)

Creekwood Apts.,
  276 units in
  Tulsa, OK             1,335,226    5,707,465    7,042,691   2,468,228     1984    5/83        (g)


Drayton Quarter
  Apts., 206 units
  in Charleston
  County, SC              444,378    5,491,744    5,936,122   2,254,605     1984    8/83        (g)

Pinebrook Apts.,
  208 units in
  Lexington, KY           340,911    7,138,643    7,479,554   3,342,639     1979    8/84        (g)

Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK       955,116    9,919,792   10,874,908   4,220,764     1984    3/83        (g)

Ridgetree Apts. I,
  444 units in
  Dallas, TX            1,779,031   12,225,680   14,004,711   4,980,314     1984    2/83        (g)

Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV      1,986,250   12,728,789   14,715,039   5,313,138     1984    7/83        (g)

Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                    1,847,432   16,400,314   18,247,746   6,933,154     1984    7/83        (g)

Woodland Hills Apts.,
  250 units in
  Irving, TX            1,301,897    5,226,795    6,528,692   2,428,487     1984    1/83        (g)
                      -----------  -----------  ----------- -----------

  Total               $18,397,507 $130,982,523 $149,380,030 $57,774,549
                      =========== ============ ============ ===========

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III
(a) See description of mortgage notes payable in Note 3 of Notes to Financial Statements.

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

(e) The aggregate cost of land for Federal income tax purposes is $19,534,465 and the aggregate cost of buildings and improvements for Federal income tax purposes is $124,960,899. The total of these is $144,495,364.

(f)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year       $168,441,237 $183,258,347 $183,224,597

Additions during year:
  Improvements                                        48,774       33,750

Deductions during year
  Foreclosure of investment
    properties                             None  (14,865,884)        None
  Cost of real estate sold          (19,061,207)        None         None
                                   ------------ ------------ ------------
     Balance at close of year      $149,380,030 $168,441,237 $183,258,347
                                   ============ ============ ============

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year       $ 59,562,523 $ 59,197,038 $ 54,312,991

Depreciation expense for
  the year                            4,461,058    4,617,794    4,884,047
Accumulated depreciation
  of foreclosed investment
  properties                               None   (4,252,309)        None
Accumulated depreciation
  of real estate sold                (6,249,032)        None         None
                                   ------------ ------------ ------------
     Balance at close of year      $ 57,774,549 $ 59,562,523 $ 59,197,038
                                   ============ ============ ============


(g) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                5 to 7