Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 84
filed 1995-05-15
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                      BALANCE SHEETS
                           March 31, 1995 and December 31, 1994
                                       (Unaudited)

                                           ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $  1,075,588  $  1,311,019
Certificate of deposit - restricted                               700,000
Escrow deposits                                   2,264,025     2,501,015
Accounts and accrued interest receivable            831,286       914,727
Deferred expenses, net of accumulated
  amortization of $1,003,448 in 1995 and
  $952,643 in 1994                                1,262,306     1,353,111
                                               ------------- -------------
                                                  5,433,205     6,779,872
                                               ------------- -------------
Investment in real estate:
  Land                                           18,056,596    18,397,507
  Buildings and improvements                    123,843,880   130,982,523
                                               ------------- -------------
                                                141,900,476   149,380,030
  Less accumulated depreciation                  55,403,474    57,774,549
                                               ------------- -------------
Investment in real estate, net
  of accumulated depreciation                    86,497,002    91,605,481
                                               ------------- -------------
                                               $ 91,930,207  $ 98,385,353
                                               ============= =============

                             LIABILITIES AND PARTNERS' CAPITAL

Loans payable - affiliate                      $  9,353,202  $ 12,153,202
Accounts payable                                    276,134       328,647
Due to affiliates                                   665,074       197,822
Accrued liabilities, principally real estate
  taxes                                           1,093,400     1,201,714
Security deposits                                   539,971       582,347
Mortgage notes payable                          107,298,165   112,812,222
Mortgage notes payable - affiliates               1,967,211     1,967,211
                                               ------------- -------------
    Total liabilities                           121,193,157   129,243,165

Affiliate's participation in joint venture                       (309,997)

Partners' capital (140,000 Limited Partnership
  Interests issued and outstanding)             (29,262,950)  (30,547,815)
                                               ------------- -------------
                                               $ 91,930,207  $ 98,385,353
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                                BALCOR REALTY INVESTORS-84
                              (An Illinois Limited Partnership)

                            STATEMENTS OF INCOME AND EXPENSES
                      for the quarters ended March 31, 1995 and 1994
                                      (Unaudited)

                                                    1995          1994
                                               ------------- -------------
Income:
  Rental and service                           $  7,017,397  $  7,633,225
  Interest on short-term investments                 57,039        13,981
                                               ------------- -------------
      Total income                                7,074,436     7,647,206
                                               ------------- -------------

Expenses:
  Interest on mortgage notes payable              2,298,177     2,793,189
  Interest on short-term loans                      182,300       112,079
  Depreciation                                      993,624     1,153,099
  Amortization of deferred expenses                  90,805       183,418
  Property operating                              2,284,103     2,829,799
  Real estate taxes                                 522,504       786,200
  Property management fees                          347,474       377,840
  Administrative                                    220,327       231,342
                                               ------------- -------------
      Total expenses                              6,939,314     8,466,966
                                               ------------- -------------
Income (loss) before gain on sale of property,
  affiliate's participation in (income) loss
  from joint venture and extraordinary item         135,122      (819,760)

Gain on sale of property                          1,814,970
Affiliate's participation in (income) loss
  from joint venture                               (755,586)        7,841
                                               ------------- -------------
Income (loss) before extraordinary item           1,194,506      (811,919)

Extraordinary item:
  Gain on forgiveness of debt                        90,359
                                               ------------- -------------
Net income (loss)                              $  1,284,865  $   (811,919)
                                               ============= =============
Income (loss) before extraordinary item
  allocated to General Partner                 $     11,945  $     (8,119)
                                               ============= =============
Income (loss) before extraordinary item
  allocated to Limited Partners                $  1,182,561  $   (803,800)
                                               ============= =============
Income (loss) before extraordinary item
  per Limited Partnership Interest (140,000
  issued and outstanding)                      $       8.45  $      (5.74)
                                               ============= =============
Extraordinary item allocated to
  General Partner                              $        904          None
                                               ============= =============

Extraordinary item allocated to
  Limited Partners                             $     89,455          None
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (140,000 issued and outstanding)    $       0.64          None
                                               ============= =============
Net income (loss) allocated to General Partner $     12,849  $     (8,119)
                                               ============= =============
Net income (loss) allocated to
  Limited Partners                             $  1,272,016  $   (803,800)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (140,000 issued and outstanding)    $       9.09  $      (5.74)
                                               ============= =============


  The accompanying notes are an integral part of the financial statements.

                                  BALCOR REALTY INVESTORS-84
                              (An Illinois Limited Partnership)

                                   STATEMENTS OF CASH FLOWS
                        for the quarters ended March 31, 1995 and 1994
                                        (Unaudited)

                                                    1995          1994
                                               ------------- -------------

Operating activities:
  Net income (loss)                            $  1,284,865  $   (811,919)
  Adjustments to reconcile net income (loss) to
    net cash provided by or (used in) operating
    activities:
      Extraordinary item:
        Gain on forgiveness of debt                 (90,359)
      Gain on sale of property                   (1,814,970)
      Affiliate's participation in income
        (loss) from joint venture                   755,586        (7,841)
      Depreciation of properties                    993,624     1,153,099
      Amortization of deferred expenses              90,805       183,418
      Deferred interest on note receivable                        (98,568)
      Net change in:
        Escrow deposits                             170,869       946,378
        Accounts and accrued interest
          receivable                                 83,441      (248,778)
        Accounts payable                            (52,513)     (567,046)
        Due to affiliates                            53,376       143,848
        Accrued liabilities                        (108,314)     (769,304)
        Security deposits                           (42,376)       18,569
                                               ------------- -------------
  Net cash provided by or (used in) operating
    activities                                    1,324,034       (58,144)
                                               ------------- -------------
Investing activities:
  Redemption of certificate of deposit -
    restricted                                      700,000
  Proceeds from sale of property                  6,140,000
  Payment of selling costs                         (210,175)
                                               -------------
  Net cash provided by investing activities       6,629,825
                                               -------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                             4,953
  Distribution to joint  venture partner -
    affiliate                                       (31,713)
  Proceeds from loan payable - affiliate                           88,385
  Repayment of loan payable - affiliate          (2,800,000)
  Proceeds from issuance of mortgage
    note payable                                                3,128,700
  Repayment of mortgage notes payable            (5,058,226)   (2,841,601)
  Repayment of mortgage notes payable -
    affiliate                                                    (287,099)

  Principal payments on mortgage notes payable (365,472) (379,195) Principal payments on mortgage notes
    payable - affiliate                                           (10,732)
  Payment of deferred expenses                                    (72,513)
  Payment of financing escrows                                    (15,750)
  Release of financing escrows                       66,121
                                               ------------- -------------
  Net cash used in  financing activities         (8,189,290)     (384,852)
                                               ------------- -------------
Net change in cash and cash equivalents            (235,431)     (442,996)
Cash and cash equivalents at beginning
  of period                                       1,311,019       736,429
                                               ------------- -------------
Cash and cash equivalents at end of period     $  1,075,588  $    293,433
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $2,247,670 and $2,591,489 and paid interest expense of $2,247,670 and $2,427,934, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid      Payable
                                     ----------- ---------

    Reimbursement of expenses to
      the General Partner, at cost:        None  $198,895

During the quarter ended March 31, 1995, the Partnership repaid $2,800,000 of the General Partner loan. As of March 31, 1995, the Partnership had loans totaling $9,353,202 from the General Partner with accrued interest payable on these loans totaling $52,303. During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense of $182,300 and $112,079 and paid interest expense of $198,560 and $109,450 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1995, this rate was 6.552%.

As of March 31, 1995, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,967,211 with accrued interest payable on these loans totaling $56,662. During 1994, the Partnership also had mortgage loans outstanding from BREHI relating to the Ridgepoint Hill and Ridgepoint View apartment complexes. These loans were repaid when the properties were sold in August 1994. During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on the affiliated loans of $50,507 and $201,700 and paid interest expense of $23,468 and $673,670, respectively.

4. Property Sale:

In February 1995, Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in a cash sale for $6,140,000. From the proceeds of the sale, $5,058,226 was paid to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. The basis of the property was $4,114,855, which is net of accumulated depreciation of $3,364,699. For financial statement purposes, the Partnership recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was the affiliated minority joint venture partner's share. Total proceeds received from the sale of this property were $871,599, of which $422,115 was the minority joint venture partner's share. The proceeds due to the minority joint venture partner, net of its share of the first quarter operating deficit of $8,239, is included in due to affiliates in the financial statements.

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, five properties have been sold and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the fourteen remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership sold two properties in August 1994 and one additional property in February 1995. As a result of these transactions and improved property operations at several of the Partnership's remaining properties, the Partnership generated net income during the quarter ended March 31, 1995 as compared to a net loss in the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

The Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes in August 1994 and the Pinebrook Apartments in February 1995. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during the quarter ended March 31, 1995 as compared to same period in 1994. In addition, the Partnership recognized a gain on the sale of the Pinebrook Apartments during the quarter ended March 31, 1995.

All fourteen of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1995 which resulted in increased rental and service income and property management fees and partially offset the decreases from the three property sales.

Due to higher average cash balances and higher interest rates on short-term interest bearing instruments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to increases in interest rates during 1995, interest expense on short-term loans increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

The March 1994 refinancing of the Chestnut Ridge Phase II mortgage loan resulted in the full amortization of deferred expenses related to the prior loan. This resulted in the decrease in amortization expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

Higher repair and maintenance expenditures incurred during 1994, which included roof and structural repairs, at the Antlers, Canyon Sands, Courtyards of Kendall, Creekwood and Quail Lakes apartment complexes contributed to the decrease in property operating expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

During 1993, the Partnership recognized real estate tax expense for the Ridgetree Phase I Apartments that was less than the amount subsequently paid during 1994. The additional expense was recognized during 1994 and resulted in a further decrease in real estate tax expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

The gain recognized in connection with the sale of the Pinebrook Apartments resulted in affiliate's participation in income from joint venture during the quarter ended March 31, 1995 as compared to a loss during the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 as compared to December 31, 1994. The Partnership received cash from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses and interest expense on short-term loans. The Partnership also received cash from its investing activities relating to the redemption of a restricted certificate of deposit and the sale of the Pinebrook Apartments. A portion of the proceeds received from the sale was used in its financing activities to repay the related mortgage notes. The Partnership used cash to fund its other financing activities which consisted primarily of the repayment of a portion of the loan from the General Partner and principal payments on mortgage notes payable.

The Partnership owes approximately $9,405,000 to the General Partner at March 31, 1995 in connection with the funding of operating deficits and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties revenue receipts less property related expenditures, which include debt service payments. For the quarter ended March 31, 1995, thirteen of the fourteen remaining properties owned by the Partnership generated positive cash flow and one generated a marginal cash flow deficit. For the quarter ended March 31, 1994, of these fourteen properties, eight generated positive cash flow and six generated marginal cash flow deficits.

Five properties which had generated marginal deficits during the quarter ended March 31, 1994 generated positive cash flow during the quarter ended March 31, 1995. The Antlers, Creekwood Phase I and Courtyards of Kendall apartment complexes experienced slightly higher rental income and decreased property operating expense, while Drayton Quarter Apartments experienced higher rental income. Cash flow improved at Chestnut Ridge Phase II Apartments due to reduced debt service payments resulting from the 1994 refinancing.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 89% to 97%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During November 1995, the mortgage loan of approximately $4,765,000 collateralized by the Drayton Quarter apartment complex matures. On May 10, 1995, the Partnership signed a contract to sell the property. See Item 5. Other Information for additional information.

The Pinebrook Apartments was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate. In February 1995, Pinebrook Investors sold the property in a cash sale for $6,140,000. From the proceeds, Pinebrook Investors paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans. Additionally, Pinebrook Investors paid $716,729 in full satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. Total proceeds received from this transaction were $871,599, of which $449,484 was the Partnership's share. See Note 4 of Notes to Financial Statements for additional information.

A certificate of deposit of $700,000 had been pledged as additional collateral for the mortgage loan relating to the Canyon Sands Apartments. In March 1995, the certificate was released to the Partnership.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

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

                           BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- - -------------------------

Drayton Quarter Apartments
- - --------------------------

In August 1983, the Partnership acquired the Drayton Quarter Apartments (the "Property") utilizing approximately $3,522,835 in offering proceeds. The Property was acquired subject to first mortgage financing of $5,000,000.

On May 10, 1995, the Partnership contracted to sell the Property for a sale price of $6,250,000 to Churchill Forge, Inc., a Massachusetts corporation. The closing of the sale is scheduled for July 31, 1995. An affiliate of the Partnership has contracted to sell a property adjacent to the Property to the same purchaser, which sale is expected to close May 31, 1995. The purchaser has deposited $150,000 relating to the Property into an escrow account as earnest money. On or before May 31, 1995, the purchaser will deposit an additional $150,000 into the escrow account. The remaining portion of the sale price will be payable in cash at closing. From the proceeds of the sale, the Partnership will repay the first mortgage loan, which had an outstanding principal balance of approximately $4,785,984 at March 31, 1995. The General Partner will be reimbursed by the Partnership for actual expenses incurred with the sale.

The purchaser has the option to extend the closing date to August 31, 1995 upon written notice of the Partnership and the deposit of an additional $100,000 of earnest money.

The closing is subject to the satisfaction of numerous terms and conditions, including the closing of the sale of the adjacent property. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Property may not occur.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(99) Agreement of sale relating to the sale of Drayton Quarter Apartments, Charleston County, South Carolina is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XV, the General
                                  Partner



Date: May 15, 1995
      ----------------------------