Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 84
filed 1995-08-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-13349
                       -------

                         BALCOR REALTY INVESTORS-84
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3215399
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
  ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)
                                  BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                                   (Unaudited)

                                     ASSETS
                                                 1995            1994
                                            --------------  --------------
Cash and cash equivalents                   $     973,075   $   1,311,019
Certificate of deposit - restricted                               700,000
Escrow deposits                                 1,851,887       2,501,015
Accounts and accrued interest receivable          569,176         880,932
Prepaid expenses                                  603,778          33,795
Deferred expenses, net of accumulated
  amortization of $1,067,584 in 1995 and
  $952,643 in 1994                              1,198,170       1,353,111
                                            --------------  --------------
                                                5,196,086       6,779,872
                                            --------------  --------------
Investment in real estate:
  Land                                         18,056,596      18,397,507
  Buildings and improvements                  123,843,880     130,982,523
                                            --------------  --------------
                                              141,900,476     149,380,030
  Less accumulated depreciation                56,374,839      57,774,549
                                            --------------  --------------
Investment in real estate, net
  of accumulated depreciation                  85,525,637      91,605,481
                                            --------------  --------------
                                            $  90,721,723   $  98,385,353
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                   $   9,098,202   $  12,153,202
Accounts payable                                  260,996         328,647
Due to affiliates                                 161,357         197,822
Accrued liabilities, principally real
  estate taxes                                  1,026,784       1,201,714
Security deposits                                 579,887         582,347
Mortgage notes payable                        106,934,310     112,812,222
Mortgage notes payable - affiliate              1,910,002       1,967,211
                                            --------------  --------------
    Total liabilities                         119,971,538     129,243,165

Affiliate's participation in joint venture                       (309,997)
Partners' deficit (140,000 Limited
  Partnership Interests issued and
  outstanding                                 (29,249,815)    (30,547,815)
                                            --------------  --------------
                                            $  90,721,723   $  98,385,353
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            --------------  --------------
Income:
  Rental and service                        $  14,111,983   $  15,489,535
  Interest on short-term investments               84,010          27,277
                                            --------------  --------------
      Total income                             14,195,993      15,516,812
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            4,522,718       5,697,479
  Interest on short-term loans                    331,744         267,355
  Depreciation                                  1,964,989       2,309,810
  Amortization of deferred expenses               154,941         282,896
  Property operating                            4,835,914       5,925,890
  Real estate taxes                             1,039,791       1,429,988
  Property management fees                        695,768         772,285
  Administrative                                  501,871         524,817
                                            --------------  --------------
      Total expenses                           14,047,736      17,210,520
                                            --------------  --------------
Income (loss) before gain on sale of
  property, affiliate's participation in
  (income) loss from joint venture and
  extraordinary item                              148,257      (1,693,708)

Gain on sale of property                        1,814,970
Affiliate's participation in (income) loss
  from joint venture                             (755,586)        108,945
                                            --------------  --------------
Income (loss) before extraordinary item         1,207,641      (1,584,763)

Extraordinary item:
  Gain on forgiveness of debt                      90,359
                                            --------------  --------------
Net income (loss)                           $   1,298,000   $  (1,584,763)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to General Partner              $      12,076   $     (15,848)
                                            ==============  ==============
Income (loss) before extraordinary item
  allocated to Limited Partners             $   1,195,565   $  (1,568,915)
                                            ==============  ==============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)          $        8.54   $      (11.21)
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the six months ended June 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)


                                                 1995            1994
                                            --------------  --------------
Extraordinary item allocated to
  General Partner                           $         904            None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $      89,455            None
                                            ==============  ==============
Extraordinary item per Limited Partnership
  Interest (140,000 issued and outstanding) $        0.64            None
                                            ==============  ==============
Net income (loss) allocated to General
  Partners                                  $      12,980   $     (15,848)
                                            ==============  ==============
Net income (loss) allocated to Limited
  Partners                                  $   1,285,020   $  (1,568,915)
                                            ==============  ==============
Net income (loss) per Limited Partnership
  Interest (140,000 issued and outstanding) $        9.18   $      (11.21)
                                            ==============  ==============






  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)


                                                 1995            1994
                                            --------------  --------------
Income:
  Rental and service                        $   7,094,586   $   7,856,310
  Interest on short-term investments               26,971          13,296
                                            --------------  --------------
      Total income                              7,121,557       7,869,606
                                            --------------  --------------

Expenses:
  Interest on mortgage note payable             2,224,541       2,904,290
  Interest on short-term loans                    149,444         155,276
  Depreciation                                    971,365       1,156,711
  Amortization of deferred expenses                64,136          99,478
  Property operating                            2,551,811       3,096,091
  Real estate taxes                               517,287         643,788
  Property management fees                        348,294         394,445
  Administrative                                  281,544         293,475
                                            --------------  --------------
      Total expenses                            7,108,422       8,743,554
                                            --------------  --------------


Income (loss) before affiliate's
  participation in loss from joint venture         13,135        (873,948)

Affiliate's participation in loss
  from joint venture                                              101,104
                                            --------------  --------------
Net income (loss)                           $      13,135   $    (772,844)
                                            ==============  ==============
Net income (loss) allocated to General
  Partners                                  $         131   $      (7,729)
                                            ==============  ==============
Net income (loss) allocated to Limited
  Partners                                  $      13,004   $    (765,115)
                                            ==============  ==============
Net income (loss) per Limited Partnership
  Interest (140,000 issued and outstanding) $        0.09   $       (5.47)
                                            ==============  ==============


  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            --------------  --------------

Operating activities:
  Net income (loss)                         $   1,298,000   $  (1,584,763)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Extraordinary item:
        Gain on forgiveness of debt               (90,359)
      Gain on sale of property                 (1,814,970)
      Affiliate's participation in income
        (loss) from joint venture                 755,586        (108,945)
      Depreciation of properties                1,964,989       2,309,810
      Amortization of deferred expenses           154,941         282,896
      Deferred interest on note receivable                       (131,475)
      Net change in:
        Escrow deposits                           247,957         551,120
        Accounts and accrued interest
          receivable                              311,756        (237,402)
        Prepaid expenses                         (569,983)
        Accounts payable                          (67,651)       (812,938)
        Due to affiliates                         (36,465)        228,941
        Accrued liabilities                      (174,930)       (277,195)
        Security deposits                          (2,460)         32,392
                                            --------------  --------------
  Net cash provided by operating
    activities                                  1,976,411         252,441
                                            --------------  --------------
Investing activities:
  Redemption of certificate of deposit -
    restricted                                    700,000
  Proceeds from sale of property                6,140,000
  Payment of selling costs                       (210,175)
                                            --------------
  Net cash provided by investing activities     6,629,825
                                            --------------




  The accompanying notes are an integral part of the financial statements.

                            BALCOR REALTY INVESTORS-84
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)

                                                 1995            1994
                                            --------------  --------------

Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                     $       4,953
  Distributions to joint venture partner -
    affiliate                               $    (445,589)         (9,370)
  Proceeds from loan payable - affiliate                          479,592
  Repayment of loan payable - affiliate        (3,055,000)
  Proceeds from issuance of mortgage
    notes payable                                               8,828,700
  Repayment of mortgage notes payable          (5,058,226)     (8,088,169)
  Repayment of mortgage notes payable -
    affiliate                                                    (287,099)
  Principal payments on purchase price,
    promissory and mortgage notes payable        (729,327)       (731,641)
  Principal payments on mortgage notes
    payable - affiliate                           (57,209)        (30,993)
  Payment of deferred expenses                                   (198,136)
  Payment of financing escrows                                   (113,250)
  Release of financing escrows                    401,171
                                            --------------  --------------

  Net cash used in financing activities        (8,944,180)       (145,413)
                                            --------------  --------------

Net change in cash and cash equivalents          (337,944)        107,028
Cash and cash equivalents at beginning
  of period                                     1,311,019         736,429
                                            --------------  --------------
Cash and cash equivalents at end of period  $     973,075   $     843,457
                                            ==============  ==============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $4,426,699 and $5,282,516 and paid interest expense of $4,426,699 and $5,344,445, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                         Paid
                                        ----------------------
                                        Six Months    Quarter    Payable
                                        -----------   --------   --------
   Reimbursement of expenses to
     the General Partner, at cost:        $276,425    $276,425    $15,214


During the six months ended June 30, 1995, the Partnership repaid $3,055,000 of the General Partner loan. As of June 30, 1995, the Partnership had loans totaling $9,098,202 from the General Partner with accrued interest payable on these loans totaling $146,143. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense of $331,744 and $267,355 and paid interest expense of $254,164 and $254,456 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1995, this rate was 6.542%.

As of June 30, 1995, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,910,002 with accrued interest payable on these loans totaling $71,254. During 1994, the Partnership also had mortgage loans outstanding from BREHI relating to the Ridgepoint Hill and Ridgepoint View apartment complexes. These loans were repaid when the properties were sold in August 1994. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on these affiliate loans of $96,019 and $414,963 and paid interest expense of $54,388 and $828,956 respectively.


4. Property Sale:

In February 1995, Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in a cash sale for $6,140,000. From the proceeds of the sale, $5,058,226 was paid to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. The basis of the property was $4,114,855, which is net of accumulated depreciation of $3,364,699. For financial statement purposes, the Partnership recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was the affiliate minority joint venture partner's share. Total proceeds received from the sale of this property were $871,599, of which $422,115 was the minority joint venture partner's share.

5.  Subsequent Event:

In July 1995, the Partnership sold the Drayton Quarter Apartments in an all cash sale for $6,250,000. From the proceeds of the sale, the Partnership paid $4,775,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as other closing costs. The Partnership received $1,074,318 of net sale proceeds. The basis of the property was $4,080,166, which is net of accumulated depreciation of $2,351,749. The Partnership will recognize a gain of approximately $1,770,000 in its third quarter 1995 financial statements.

                        BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, six properties have been sold, including the Drayton Quarter Apartments which was sold during July 1995, and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the thirteen remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership sold two properties in August 1994 and one additional property in February 1995. As a result of these transactions and improved property operations at several of the Partnership's remaining properties, the Partnership generated net income during the six months and quarter ended June 30, 1995 as compared to net losses in the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes in August 1994 and the Pinebrook Apartments in February 1995. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during the six months and quarter ended June 30, 1995 as compared to same periods in 1994. In addition, the Partnership recognized a gain on the sale of the Pinebrook Apartments during the six months ended June 30, 1995.

All thirteen of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1995 which resulted in increased rental and service income and property management fees and partially offset the decreases from the three property sales.

Due to higher average cash balances and higher interest rates on short-term interest bearing instruments, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Due to increases in interest rates during 1995, interest expense on short-term loans increased during the six months ended June 30, 1995 as compared to the same period in 1994.

The March 1994 refinancing of the Chestnut Ridge Phase II mortgage loan and the August 1994 sale of the Ridgepoint Hill and Ridgepoint View apartment complexes resulted in the full amortization during 1994 of deferred expenses related to the prior loans. This resulted in a decrease in amortization expense during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Higher repair and maintenance expenditures incurred during 1994, which included roof and structural repairs as well as landscaping at the Canyon Sands, Courtyards of Kendall, Creekwood and Quail Lakes apartment complexes contributed to the decrease in property operating expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

During 1993, the Partnership recognized real estate tax expense for the Ridgetree Phase I Apartments that was less than the amount subsequently paid during 1994. The additional expense was recognized during 1994 and resulted in a further decrease in real estate tax expense during the six months ended June 30, 1995 as compared to the same period in 1994.

The gain recognized in connection with the sale of the Pinebrook Apartments resulted in affiliate's participation in income from joint venture during the six months ended June 30, 1995 as compared to a loss during the same period in 1994.

During 1995, the Partnership recognized an extraordinary gain on foregiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 as compared to December 31, 1994. The Partnership received cash from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses and interest expense on short-term loans. The Partnership also received cash from its investing activities relating to the redemption of a restricted certificate of deposit and the sale of the Pinebrook Apartments. A portion of the proceeds received from the sale was used in its financing activities to repay the related mortgage notes and to make a distribution to the affiliated joint venture partner for its share of the proceeds. Additional financing activities consisted primarily of the repayment of a portion of the loan from the General Partner, principal payments on mortgage notes payable and a partial release of financing escrows.

The Partnership owes approximately $9,244,000 to the General Partner at June 30, 1995 in connection with the funding of operating deficits and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the six months ended June 30, 1995, thirteen of the fourteen remaining properties owned by the Partnership generated positive cash flow and one generated a marginal cash flow deficit. For the six months ended June 30, 1994, of these fourteen properties, twelve generated positive cash flow and two generated marginal cash flow deficits. In addition, for the six months ended June 30, 1994, the Pinebrook Apartments, which was sold in February 1995, generated positive cash flow. The Courtyards of Kendall Apartments improved from a marginal deficit during the six months ended June 30, 1994 to positive cash flow during the six months ended June 30, 1995 due to slightly higher rental income and decreased property operating expense.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 99%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, as well as the repayment of certain loans with proceeds from property sales and cash reserves, the Partnership has no third party financing which matures prior to 1997.

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

In July 1995, the Partnership sold the Drayton Quarter Apartments in an all cash sale for $6,250,000. From the sale proceeds, the Partnership paid $4,775,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as other closing costs. The Partnership received $1,074,318 of net sale proceeds. See Note 5 of Notes to Financial Statements for additional information.

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

                        BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                         PART II - OTHER INFORMATION


Item 5. Other Information
-------------------------

As previously described, on March 10, 1995, the Partnership executed an agreement to sell the Drayton Quarter Apartments for a sale price of $6,250,000. The sale closed on July 25, 1995. From the proceeds of the sale the Partnership repaid the first mortgage loan, which had an outstanding principal balance of $4,775,677, and received $1,074,318 of net sales proceeds.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief
                                  Financial Officer (Principal Accounting
                                  and Financial Officer) of Balcor
                                  Partners-XV, the General Partner



Date: August 11, 1995
      ----------------------------