Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 84
filed 1995-11-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                 1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $     368,115    $   1,311,019
Certificate of deposit - restricted                               700,000
Escrow deposits                                2,000,595        2,501,015
Accounts and accrued interest receivable         568,848          880,932
Prepaid expenses                                 522,510           33,795
Deferred expenses, net of accumulated
  amortization of $1,104,682 in 1995
  and $952,643 in 1994                         1,133,340        1,353,111
                                           --------------   --------------
                                               4,593,408        6,779,872
                                           --------------   --------------
Investment in real estate:
  Land                                        17,612,218       18,397,507
  Buildings and improvements                 118,352,136      130,982,523
                                           --------------   --------------
                                             135,964,354      149,380,030
  Less accumulated depreciation               54,972,562       57,774,549
                                           --------------   --------------
Investment in real estate, net
  of accumulated depreciation                 80,991,792       91,605,481
                                           --------------   --------------
                                           $  85,585,200    $  98,385,353
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                  $   6,943,202    $  12,153,202
Accounts payable                                 272,954          328,647
Due to affiliates                                 89,933          197,822
Accrued liabilities, principally
  real estate taxes                            1,390,062        1,201,714
Security deposits                                559,636          582,347
Mortgage notes payable                       101,803,125      112,812,222
Mortgage notes payable - affiliate             1,852,611        1,967,211
                                           --------------   --------------
    Total liabilities                        112,911,523      129,243,165

Affiliate's participation in joint venture                       (309,997)
Partners' deficit (140,000 Limited
  Partnership Interests issued
  and outstanding)                           (27,326,323)     (30,547,815)
                                           --------------   --------------
                                           $  85,585,200    $  98,385,353
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $  21,110,659    $  23,157,422
  Interest on short-term investments             112,715           46,977
                                           --------------   --------------
      Total income                            21,223,374       23,204,399
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable           6,707,588        8,404,099
  Interest on short-term loans                   460,690          442,178
  Depreciation                                 2,914,461        3,426,885
  Amortization of deferred expenses              219,772          379,405
  Property operating                           7,740,107        9,308,900
  Real estate taxes                            1,594,960        2,045,093
  Property management fees                     1,053,668        1,155,384
  Administrative                                 726,001          687,576
                                           --------------   --------------
      Total expenses                          21,417,247       25,849,520
                                           --------------   --------------

Loss before gains on sales of properties,
  affiliate's participation in joint venture
  and extraordinary item                        (193,873)      (2,645,121)
Gains on sales of properties                   4,080,592        5,596,294
Affiliate's participation in (income)
  loss from joint venture                       (755,586)         197,778
                                           --------------   --------------
Income before extraordinary item               3,131,133        3,148,951

Extraordinary item:
  Gains on forgiveness of debt                    90,359        2,791,215
                                           --------------   --------------
Net income                                 $   3,221,492    $   5,940,166
                                           ==============   ==============
Income before extraordinary item
  allocated to General Partner             $      31,311    $      31,490
                                           ==============   ==============
Income before extraordinary item
  allocated to Limited Partners            $   3,099,822    $   3,117,461
                                           ==============   ==============
Income before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)         $       22.14    $       22.27
                                           ==============   ==============



The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)


                                                1995             1994
                                           --------------   --------------
Extraordinary item allocated to
  General Partner                          $         904    $      27,912
                                           ==============   ==============
Extraordinary item allocated to
  Limited Partners                         $      89,455    $   2,763,303
                                           ==============   ==============
Extraordinary item per Limited Partnership
  Interest (140,000 issued and outstanding)$        0.64    $       19.74
                                           ==============   ==============
Net income allocated to General Partner    $      32,215    $      59,402
                                           ==============   ==============
Net income allocated to Limited Partners   $   3,189,277    $   5,880,764
                                           ==============   ==============
Net income per Limited Partnership
  Interest (140,000 issued and outstanding)$       22.78    $       42.01
                                           ==============   ==============




























The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)


                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $   7,004,719    $   7,667,887
  Interest on short-term investments              28,705           19,700
                                           --------------   --------------
      Total income                             7,033,424        7,687,587
                                           --------------   --------------

Expenses:
  Interest on mortgage notes payable           2,184,870        2,706,620
  Interest on short-term loans                   128,946          174,823
  Depreciation                                   949,472        1,117,075
  Amortization of deferred expenses               64,831           96,509
  Property operating                           2,910,236        3,383,010
  Real estate taxes                              555,169          615,105
  Property management fees                       357,900          383,099
  Administrative                                 224,130          162,759
                                           --------------   --------------
      Total expenses                           7,375,554        8,639,000
                                           --------------   --------------

Loss before gains on sales of properties,
  affiliate's participation in joint
  venture and extraordinary item                (342,130)        (951,413)
Gains on sales of properties                   2,265,622        5,596,294
Affiliate's participation in loss
  from joint venture                                               88,833
                                           --------------   --------------
Income before extraordinary item               1,923,492        4,733,714

Extraordinary item:
  Gains on forgiveness of debt                                  2,791,215
                                           --------------   --------------
Net income                                 $   1,923,492    $   7,524,929
                                           ==============   ==============
Income before extraordinary item
  allocated to General Partner             $      19,235    $      47,338
                                           ==============   ==============
Income before extraordinary item
  allocated to Limited Partners            $   1,904,257    $   4,686,376
                                           ==============   ==============
Income before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)         $       13.60    $       33.48
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)


                                             1995             1994
                                           --------------   --------------
Extraordinary item allocated to
  General Partner                                   None    $      27,912
                                           ==============   ==============
Extraordinary item allocated to
  Limited Partners                                  None    $   2,763,303
                                           ==============   ==============
Extraordinary item per Limited Partnership
  Interest (140,000 issued and outstanding)         None    $       19.74
                                           ==============   ==============
Net income allocated to General Partner    $      19,235    $      75,250
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,904,257    $   7,449,679
                                           ==============   ==============
Net income per Limited Partnership
  Interest (140,000 issued and outstanding)$       13.60    $       53.22
                                           ==============   ==============



























The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the nine months September 30, 1995 and 1994
                                  (Unaudited)


                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   3,221,492    $   5,940,166
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary item:
        Gains on forgiveness of debt             (90,359)      (2,791,215)
      Gains on sales of properties            (4,080,592)      (5,596,294)
      Affiliate's participation in income
        (loss) from joint venture                755,586         (197,778)
      Depreciation of properties               2,914,461        3,426,885
      Amortization of deferred expenses          219,771          379,405
      Deferred interest on note receivable                       (131,475)
      Net change in:
        Escrow deposits                           83,472          122,728
        Accounts and accrued interest
          receivable                             312,084          (50,532)
        Prepaid expenses                        (488,715)
        Accounts payable                         (55,693)        (799,009)
        Due to affiliates                       (107,889)         108,200
        Accrued liabilities                      188,348          178,623
        Security deposits                        (22,711)         (18,025)
                                           --------------   --------------
  Net cash provided by operating activities    2,849,255          571,679
                                           --------------   --------------
Investing activities:
  Redemption of certficate
    of deposit - restricted                      700,000
  Proceeds from sales of properties           12,390,000       18,659,285
  Payment of selling costs                      (610,180)        (250,816)
                                           --------------   --------------
  Net cash provided by investing activities   12,479,820       18,408,469
                                           --------------   --------------













The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the nine months September 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)


                                                1995             1994
                                           --------------   --------------
Financing activities:
  Capital contribution by joint venture
    partner - affiliate                                     $       4,953
  Distributions to joint venture
    partner - affiliate                    $    (445,589)          (9,370)
  Proceeds from loan payable - affiliate                          764,128
  Repayment of loan payable - affiliate       (5,210,000)
  Proceeds from issuance of mortgage notes
    payable                                                     8,828,700
  Repayment of mortgage notes payable         (9,833,903)     (20,626,168)
  Repayment of mortgage notes payable
    - affiliate                                                (5,668,638)
  Principal payments on
    mortgage notes payable                    (1,084,835)      (1,328,867)
  Principal payments on mortgage notes
    payable - affiliate                         (114,600)         (85,436)
  Payment of deferred expenses                                   (198,136)
  Payment of financing escrows                                   (113,250)
  Release of financing escrows                   416,948
                                           --------------   --------------
  Net cash used in financing activities      (16,271,979)     (18,432,084)
                                           --------------   --------------

Net change in cash and cash equivalents         (942,904)         548,064
Cash and cash equivalents at beginning of
  period                                       1,311,019          736,429
                                           --------------   --------------
Cash and cash equivalents at end of period $     368,115    $   1,284,493
                                           ==============   ==============














The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $6,567,196 and $7,815,542 and paid interest expense of $6,567,196 and $7,852,322, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                        Paid
                                    -----------------------
                                    Nine Months   Quarter    Payable
                                    ------------  ---------  ---------
   Reimbursement of expenses to
     the General Partner, at cost:      $319,419    $42,994    $51,628




During the nine months ended September 30, 1995, the Partnership repaid $5,210,000 of the General Partner loan. As of September 30, 1995, the Partnership had loans totaling $6,943,202 from the General Partner with accrued interest payable on these loans totaling $38,305. During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense of $460,690 and $442,178 and paid interest expense of $490,948 and $423,231 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1995, this rate was 6.307%.

As of September 30, 1995, the Partnership had junior loans outstanding from BREHI relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,852,611 with accrued interest payable on these loans totaling $14,461. During 1994, the Partnership also had mortgage loans outstanding from BREHI relating to the Ridgepoint Hill and Ridgepoint View apartment complexes. These loans were repaid when the properties were sold in August 1994. During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on these affiliate loans of $140,392 and $588,557 and paid interest expense of $155,554 and $870,701 respectively.

4. Property Sales:

During 1995, Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, and the Drayton Quarter Apartments were sold in separate all cash sales totalling $12,390,000. From the proceeds of the sales, $9,833,903 was paid to the third party mortgage holders in full satisfaction of the underlying loans, as well as brokerage commissions and other closing costs. The bases of the properties totaled $7,699,228, which is net of accumulated depreciation of $5,716,448. For financial statement purposes, the Partnership recognized gains totalling $4,080,592 from the sale of these properties, of which $780,279 was the affiliate minority joint venture partner's share relating to Pinebrook Apartments.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, six properties have been sold, and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the thirteen remaining properties.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold two properties in August 1994 and repaid certain of the related loans at a discount. The Partnership also sold two additional properties in 1995. The combined effects of these events caused a decrease in net income during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. This decrease was partially offset by improved property operations at several of the Partnership's remaining properties. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the nine months and quarters ended September 30, 1995 and 1994.

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes and repaid the first mortgage loans held by a third party. In addition, sales proceeds were used to repay the second mortgage loans and unsecured third mortgage loan from an affiliate of the General Partner at a discount. The Partnership also sold the Pinebrook and Drayton Quarter apartment complexes in February and July 1995, respectively. As a result, the Partnership recognized gains of $4,080,592 and $5,596,294 on the sales of the properties during 1995 and 1994, respectively and extraordinary gains on forgiveness of debt of $2,791,215 during 1994. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1995 as compared to 1994.

All thirteen of the Partnership's remaining properties experienced improved occupancy and/or higher rental rates in 1995 which resulted in increased rental and service income and property management fees and partially offset the decreases from the four property sales.

Due to higher average cash balances and higher average interest rates on short-term interest bearing instruments, interest income on short-term investments increased during 1995 as compared to 1994.

Due to increases in interest rates during 1995, interest expense on short-term loans payable to an affiliate increased during the nine months ended September 30, 1995 as compared to the same period in 1994. However, due to decreases in the short-term loan balance interest expense on short-term loans decreased during the quarter ended September 30, 1995 as compared to the same period in 1994.

The March 1994 refinancing of the Chestnut Ridge Phase II mortgage loan and the August 1994 sale of the Ridgepoint Hill and Ridgepoint View apartment complexes resulted in the full amortization during 1994 of deferred expenses related to the prior loans. This resulted in a decrease in amortization expense during 1995 as compared to 1994.

The gain recognized in connection with the sale of the Pinebrook Apartments resulted in affiliate's participation in income from joint venture during the nine months ended September 30, 1995 as compared to a loss during the same period in 1994.

An increase in legal fees resulted in increased administrative expenses during 1995 as compared to 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 as compared to December 31, 1994. The Partnership received cash from the operations of its properties, the redemption of a restricted certificate of deposit and the sales of the Pinebrook and Drayton Quarter apartment complexes. These amounts, along with cash reserves were used to repay a portion of the loan from the General Partner.

The Partnership owes approximately $6,982,000 to the General Partner at September 30, 1995 in connection with the funding of operating deficits and borrowings needed for loan refinancings. These loans are expected to be repaid from available cash flow from future property operations, and from proceeds received from the disposition or refinancing of the Partnership's real estate investments, prior to any distributions to Limited Partners.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995, twelve of the thirteen remaining properties owned by the Partnership generated positive cash flow and one generated a marginal cash flow deficit. During 1994, of these thirteen properties, eleven generated positive cash flow and two generated marginal cash flow deficits. The Courtyards of Kendall Apartments improved from a marginal deficit during 1994 to positive cash flow during 1995 due to increased rental and service income resulting primarily from higher rental rates. In addition, during 1995, the Pinebrook and Drayton Quarter complexes, which were sold in February and July 1995, respectively, generated marginal deficits prior to their sales in 1995. During 1994, the Pinebrook and Drayton Quarter apartment complexes generated a marginal deficit and positive cash flow, respectively.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including the refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 98%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

In July 1995, the Partnership sold the Drayton Quarter Apartments in a cash sale for $6,250,000. From the sale proceeds, the Partnership paid $4,775,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as other closing costs. The Partnership received $1,074,318 of net sale proceeds. See Note 4 of Notes to Financial Statements for additional information.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 14, 1995
      ----------------------------