Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 84
filed 1996-03-29
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-13349
                       -------
                          BALCOR REALTY INVESTORS-84
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3215399
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan
Bannockburn, IL                                             60015
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

Balcor Realty Investors-84 (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $140,000,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of real property, and all information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of twelve of these properties, including the Chimney Ridge Apartments which was sold in February 1996 and the property in which the Registrant had a minority joint venture interest. As of December 31, 1995, the Registrant owned the thirteen properties described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised Limited Partners that its strategy was to sell the Registrant's remaining assets over the next three to four years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since

November 1995, the Registrant has sold one of its properties. Of its remaining twelve properties, the General Partner (i) has entered into letters of intent to sell two additional properties; (ii) has begun or is actively marketing two of its properties for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired
7.76 % of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 84 Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan has an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

The Registrant sold two properties during 1995. See Item 7. Liquidity and Capital Resources for additional information. The Registrant sold one additional property in 1996. See below, Other Information.

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

Other Information
-----------------

Chimney Ridge Apartments
------------------------

In June 1983, the Registrant acquired the Chimney Ridge Apartments utilizing approximately $3,706,120 in offering proceeds. The property was acquired subject to first mortgage financing of $6,845,000. In October 1993 the Registrant refinanced the first mortgage loan and received $1,295,160 in excess financing proceeds.

On February 8, 1996 ("Closing"), the Registrant sold the property for a sale price of $13,650,000 to Sentinel Acquisitions Corp., a Delaware Corporation (the "Purchaser"). The Purchaser took title to the property subject to the existing first mortgage loan, which had an outstanding principal balance of $7,242,788 as of the Closing. The remaining portion of the sale price was paid in cash at Closing. From the sale proceeds, the Registrant paid $63,642 in closing and other costs, $273,000 to an unaffiliated party as a sales commission, and received the remaining $6,070,571 of sale proceeds. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owned the 13 properties described below:

Location                     Description of Property
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

Fort Worth, Texas            Chestnut Ridge Apartments (Phase II): a 160-unit
                             apartment complex located on approximately 6 acres.

Colorado Springs, Colorado  *Chimney Ridge Apartments: a 280-unit apartment complex located on approximately 9 acres.

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

* This property was sold during February 1996. See Item 1. Business and Note 15 of Notes to Financial Statements for additional information.

Each of the above properties is held subject to various forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
----------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 13,402.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1995       1994        1993        1992         1991
                  ----------- ----------- ----------- ------------ -----------
Total income     $ 28,134,122 $ 30,392,509$ 30,159,179 $30,525,777 $31,274,909
Loss before gains
 on sale of assets
 and extraordinary
 items             (1,166,028)  (2,814,657) (3,588,955) (5,092,181) (6,901,927)
Net income (loss)   3,004,923    5,572,852   2,809,966  (5,092,181) (3,093,431)
Net income (loss)
  per Limited
  Partnership
  Interest              21.25        39.41       19.87      (36.01)     (21.88)
Total assets       84,442,075   98,385,353 117,468,061 128,763,485 132,982,864
Mortgage notes
  payable         103,293,307  114,779,433 136,404,898 149,910,843 150,663,629

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1993, the Ridgetree Phase I first mortgage loan was purchased at a discount and title to the Highland Glen apartment complex was relinquished through foreclosure. Balcor Realty Investors-84 (the "Partnership") sold two properties in August 1994 and repaid certain of the related loans at a discount. The Partnership also sold two additional properties in 1995. As a result of these transactions and the timing of their related gains, the Partnership generated decreased net income during 1995 as compared to 1994 and generated increased net income during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1995 Compared to 1994
---------------------

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes and repaid the first mortgage loans held by a third party. In addition, sales proceeds were used to repay the second mortgage loans and unsecured third mortgage loan from an affiliate of the General Partner at a discount. The Partnership also sold the Pinebrook and Drayton Quarter apartment complexes in February and July 1995, respectively. As a result, the Partnership recognized gains of $4,080,592 and $5,596,294 on the sales of the properties during 1995 and 1994, respectively, and extraordinary gains on forgiveness of debt of $2,791,215 during 1994. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1995 as compared to 1994.

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

Due to decreases in the short term loan balance, interest expense on short-term loans from an affiliate decreased during 1995 as compared to 1994. This decrease was partially offset by increases in interest rates during 1995.

The March 1994 refinancing of the Chestnut Ridge Phase II mortgage loan and the August 1994 sale of the Ridgepoint Hill and Ridgepoint View apartment complexes resulted in the full amortization during 1994 of deferred expenses related to the prior loans. This resulted in a decrease in amortization expense during 1995 as compared to 1994.

The gain recognized in connection with the sale of the Pinebrook Apartments resulted in affiliate's participation in income from joint venture during 1995 as compared to a loss during 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

1994 Compared to 1993
---------------------
In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes as described above. During May 1993, title to the Highland Glen apartment complex was relinquished to the mortgage holder through foreclosure. As a result, the Partnership recognized an extraordinary gain on foreclosure. The 1994 property sales and the 1993 foreclosure resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1994 as compared to 1993. These decreases were partially or, in certain cases, fully offset by the events described below.

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

Due to increases in the short-term loan balance payable to an affiliate and interest rates during 1994, interest expense on short-term loans from an affiliate increased during 1994 as compared to 1993.

Higher costs for insurance premiums, payroll expenses, contract services and repair and maintenance expenditures, which included roof and pavement repairs, landscaping and replacement of floor coverings at many of the Partnership's properties, resulted in increased property operating expense during 1994 as compared to 1993. This increase fully offset the decrease from the property sales and foreclosure.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994. The Partnership received cash from its operating activities which consisted primarily of cash flow generated from property operations which were partially offset by the payment of administrative expenses and short-term interest expense. The Partnership also received cash from its investing activities relating to the redemption of a restricted certificate of deposit and the sales of the Pinebrook and Drayton Quarter apartment complexes. A portion of the proceeds from the property sales was used in the Partnership's financing activities to repay the related mortgage notes. The Partnership also used cash to fund its other financing activities which consisted primarily of a partial repayment of the loan from the General Partner and principal payments on mortgage notes payable.

The Partnership owes approximately $6,623,000 to the General Partner at December 31, 1995 in connection with the funding of operating deficits and borrowings needed for loan refinancings. These loans were repaid in full during March 1996 primarily from proceeds received in connection with the sale of the Chimney Ridge Apartments.

The General Partner may continue to provide short-term loans to the Partnership to fund working capital needs or operating deficits, although there is no assurance that such loans will be available. Should such borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy its obligations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995, twelve of the thirteen remaining properties owned by the Partnership as of December 31, 1995 generated positive cash flow and one generated a marginal cash flow deficit. During 1994, of these thirteen properties, nine generated positive cash flow and four generated marginal cash flow deficits. The Chestnut Ridge Phase II, Courtyards of Kendall and Woodland Hills apartment complexes improved from marginal deficits during 1994 to positive cash flow during 1995 due to increased rental and service income resulting primarily from higher rental rates. In addition, the Pinebrook and Drayton Quarter apartment complexes, which were sold in February and July 1995, respectively, generated marginal deficits during 1994 and prior to their sales in 1995. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 97%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including the refinancing of mortgage loans, improving operating performance, and seeking rent increases where market conditions allow.

The General Partner had previously advised Limited Partners that its strategy was to sell the Partnership's remaining assets over the next three to four years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since November 1995, the Partnership has sold one of its properties. Of its remaining twelve properties, the General Partner (i) has entered into letters of intent to sell two additional properties; (ii) has begun or is actively marketing two of its properties for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

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

The Pinebrook Apartments was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate. In February 1995, Pinebrook Investors sold the property in a cash sale for $6,140,000. From the proceeds, Pinebrook Investors paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans. Additionally, Pinebrook Investors paid $716,729 in full satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. Net proceeds received from this transaction were $871,599, of which $449,484 was the Partnership's share. See Notes 4, 9 and 11 of Notes to Financial Statements for additional information.

In July 1995, the Partnership sold the Drayton Quarter Apartments in a cash sale for $6,250,000. From the sale proceeds, the Partnership paid $4,775,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as other closing costs. The Partnership received $1,074,318 of net proceeds. See Note 9 of Notes to Financial Statements for additional information.

In February 1996, the Partnership sold the Chimney Ridge Apartments in a cash sale for $13,650,000. The purchaser of the Chimney Ridge Apartments took title subject to the existing first mortgage loan which had a balance of $7,242,788. The Partnership received $6,070,571 of net proceeds. See Note 15 of Notes to Financial Statements for additional information.

A certificate of deposit of $700,000 had been pledged as additional collateral for the mortgage loan relating to the Canyon Sands Apartments. In March 1995, the certificate was released to the Partnership.

In 1995 the Financial Accounting and Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995 and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1995           December 31, 1994
                    -------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets        $84,442,075  $55,195,888   $98,385,353  $67,625,335
Partners' capital
  accounts (deficit):
    General Partner  (1,515,346) (11,049,547)   (1,545,395) (11,230,881)
    Limited Partners(26,027,546) (45,083,915)  (29,002,420) (49,329,122)
Net income:
    General Partner      30,049      181,334        55,728    7,623,711
    Limited Partners  2,974,874    4,245,205     5,517,124    1,520,090
    Per Limited Part-
      nership Interest     21.25        30.32         39.41        10.86


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and       Amount and
                    Address of     Nature of      Percent
                    Beneficial     Beneficial     of
Title of Class      Owner          Ownership      Class
---------------------------------------------------------

Limited             WIG 84         10,869         7.76%
Partnership         Partners       Limited
Interests           Chicago,       Partnership
                    Illinois       Interests

(b) Balcor Partners-XV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           116 Interests     Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own 83 additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(99) Agreement of Sale and attachment thereto relating to the sale of the Chimney Ridge apartment complex.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-84


                         By: /s/Brian D. Parker
                             ----------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XV,
                             the General Partner

Date: March 29, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
/s/Thomas E. Meador      the General Partner                March 29, 1996
----------------------                                      --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XV,
 /s/Brian D. Parker      the General Partner                March 29, 1996
----------------------                                      --------------
   Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III -  Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors-84:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors-84 (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-84 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                               1995              1994
                                          ---------------   --------------
Cash and cash equivalents                 $      394,701    $   1,311,019
Certificate of deposit - restricted                               700,000
Escrow deposits                                1,928,712        2,501,015
Accounts and accrued interest receivable         663,602          880,932
Prepaid expenses                                 316,982           33,795
Deferred expenses, net of accumulated
  amortization of $1,167,664 in 1995
  and $952,643 in 1994                         1,070,357        1,353,111
                                          ---------------   --------------
                                               4,374,354        6,779,872
                                          ---------------   --------------
Investment in real estate:
  Land                                        17,612,218       18,397,507
  Buildings and improvements                 118,352,136      130,982,523
                                          ---------------   --------------
                                             135,964,354      149,380,030
  Less accumulated depreciation               55,896,633       57,774,549
                                          ---------------   --------------
Investment in real estate, net of
  accumulated depreciation                    80,067,721       91,605,481
                                          ---------------   --------------
                                          $   84,442,075    $  98,385,353
                                          ===============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                 $    6,623,202    $  12,153,202
Accounts payable                                 255,150          328,647
Due to affiliates                                122,609          197,822
Accrued liabilities, principally
  real estate taxes                            1,133,571        1,201,714
Security deposits                                557,128          582,347
Mortgage notes payable                       101,440,696      112,812,222
Mortgage notes payable - affiliate             1,852,611        1,967,211
                                          ---------------   --------------
    Total liabilities                        111,984,967      129,243,165
                                          ---------------   --------------
Affiliate's participation in joint venture                       (309,997)
                                                            --------------
Limited Partners' deficit
  (140,000 Interests issued
  and outstanding)                           (26,027,546)     (29,002,420)

General Partner's deficit                     (1,515,346)      (1,545,395)
                                          ---------------   --------------
    Total partners' capital                  (27,542,892)     (30,547,815)
                                          ---------------   --------------
                                          $   84,442,075    $  98,385,353
                                          ===============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993



                                      Partners' Deficit Accounts
                            --------------  --------------  --------------
                                                General         Limited
                                 Total          Partner       Partners (A)
                            --------------  --------------  --------------

Balance at
  December 31, 1992         $ (38,930,633)  $  (1,629,223)  $ (37,301,410)

Net income for the year
  ended December 31, 1993       2,809,966          28,100       2,781,866
                            --------------  --------------  --------------
Balance at
  December 31, 1993           (36,120,667)     (1,601,123)    (34,519,544)

Net income for the year
  ended December 31, 1994       5,572,852          55,728       5,517,124
                            --------------  --------------  --------------
Balance at
  December 31, 1994           (30,547,815)     (1,545,395)    (29,002,420)

Net income for the year
  ended December 31, 1995       3,004,923          30,049       2,974,874
                            --------------  --------------  --------------
Balance at
  December 31, 1995         $ (27,542,892)  $  (1,515,346)  $ (26,027,546)
                            ==============  ==============  ==============



(A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests.


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                 1995            1994            1993
                            --------------  --------------  --------------
Income:
  Rental and service        $  28,010,225   $  30,283,700   $  29,915,125
  Interest on short-term
    investments                   123,897         108,809          76,829
  Other Income                                                    167,225
                            --------------  --------------  --------------
    Total income               28,134,122      30,392,509      30,159,179
                            --------------  --------------  --------------
Expenses:
  Interest on mortgage
    notes payable               8,828,989      10,764,902      12,047,956
  Interest on short-term
    loans from an affiliate       568,140         635,617         484,932
  Depreciation                  3,838,532       4,461,058       4,617,794
  Amortization of deferred
    expenses                      282,754         455,911         471,567
  Property operating           10,411,317      12,034,798      11,292,951
  Real estate taxes             2,146,633       2,535,394       2,492,324
  Property management fees      1,393,102       1,502,309       1,481,954
  Administrative                1,075,097       1,049,594         923,660
                            --------------  --------------  --------------
    Total expenses             28,544,564      33,439,583      33,813,138
                            --------------  --------------  --------------
Loss before gains on sales
  of properties, affiliate's
  participation in
  joint venture and
  extraordinary items            (410,442)     (3,047,074)     (3,653,959)
Gains on sales of properties    4,080,592       5,596,294
Affiliate's participation in
 (income) loss from joint
  venture                        (755,586)        232,417          65,004
                            --------------  --------------  --------------
Income (loss) before
  extraordinary items           2,914,564       2,781,637      (3,588,955)
                            --------------  --------------  --------------
Extraordinary items:
  Gains on forgiveness
    of debt                        90,359       2,791,215       2,058,078
  Gain on foreclosure
    of property                                                 4,340,843
                            --------------  --------------  --------------
  Total extraordinary items        90,359       2,791,215       6,398,921
                            --------------  --------------  --------------
Net income                  $   3,004,923   $   5,572,852   $   2,809,966
                            ==============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                 1995            1994            1993
                            --------------  --------------  --------------
Income (loss) before
  extraordinary items
  allocated to General
  Partner                   $      29,145   $      27,816   $     (35,890)
                            ==============  ==============  ==============
Income (loss) before
  extraordinary items
  allocated to Limited
  Partners                  $   2,885,419   $   2,753,821   $  (3,553,065)
                            ==============  ==============  ==============
Income (loss) before
  extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding)          $       20.61   $       19.67   $      (25.38)
                            ==============  ==============  ==============
Extraordinary items
  allocated to General
  Partner                   $         904   $      27,912   $      63,989
                            ==============  ==============  ==============
Extraordinary items
  allocated to Limited
  Partners                  $      89,455   $   2,763,303   $   6,334,932
                            ==============  ==============  ==============
Extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding)          $        0.64   $       19.74   $       45.25
                            ==============  ==============  ==============
Net income allocated
  to General Partner        $      30,049   $      55,728   $      28,100
                            ==============  ==============  ==============
Net income allocated
  to Limited Partners       $   2,974,874   $   5,517,124   $   2,781,866
                            ==============  ==============  ==============
Net income per Limited
  Partnership Interest
  (140,000 issued and
  outstanding)              $       21.25   $       39.41   $       19.87
                            ==============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                 1995            1994            1993
Operating activities:       --------------  --------------  --------------
  Net income                $   3,004,923   $   5,572,852   $   2,809,966
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Extraordinary items:
        Gains on forgiveness
          of debt                 (90,359)     (2,791,215)     (2,058,078)
        Gain on foreclosure
          of property                                          (4,340,843)
      Gains on sales of
        properties             (4,080,592)     (5,596,294)
      Affiliate's
        participation in
        income (loss) from
        joint venture             755,586        (232,417)        (65,004)
      Depreciation of
        properties              3,838,532       4,461,058       4,617,794
      Amortization of
        deferred expenses         282,754         455,911         471,567
      Amortization of
        discount on note                                         (112,816)
        receivable
      Deferred interest on
        note receivable                          (131,475)       (424,168)
      Net change in:
        Escrow deposits           155,355         295,653      (1,083,694)
        Accounts and accrued
          interest receivable     217,330         735,033        (926,249)
        Prepaid expenses         (283,187)        (33,795)
        Accounts payable          (73,497)       (711,561)         72,914
        Due to affiliates         (75,213)         (9,622)        (10,263)
        Accrued liabilities       (68,143)       (241,377)      1,365,981
        Security deposits         (25,219)        (17,488)        (13,309)
                            --------------  --------------  --------------
  Net cash provided by
    operating activities        3,558,270       1,755,263         303,798
                            --------------  --------------  --------------
Investing activities:
  Proceeds from redemption
    of restricted
    investments                   700,000                         100,000
  Additions to properties                                         (48,774)
  Proceeds from sales of
    properties                 12,390,000      18,659,285
  Payment of selling costs       (610,180)       (250,816)
                            --------------  --------------  --------------
  Net cash provided by
    investing activities       12,479,820      18,408,469          51,226
                            --------------  --------------  --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                 1995            1994            1993
                            --------------  --------------  --------------
Financing activities:
  Capital contribution by
    joint venture partner -
    affiliate                               $       4,953
  Distributions to joint
    venture partner -
    affiliate               $    (445,589)        (22,802)  $     (23,780)
  Proceeds from loan payable
    - affiliate                                   764,128       5,918,837
  Repayment of loan payable
    - affiliate                (5,530,000)     (1,218,432)     (7,164,610)
  Proceeds from issuance of
    mortgage notes payable                      8,828,700      27,532,897
  Repayment of mortgage
    notes payable              (9,833,903)    (20,626,168)    (21,205,963)
  Repayment of mortgage
    notes payable-affiliate                    (5,668,638)     (1,912,948)
  Principal payments on
    mortgage notes payable     (1,447,264)     (1,574,407)     (1,579,971)
  Principal payments on
    mortgage notes payable -
    affiliate                    (114,600)       (133,699)         (7,675)
  Payment of deferred
    expenses                                     (198,136)       (967,631)
  Payment of financing
    escrows                                      (113,250)       (896,083)
  Release of financing
    escrows                       416,948         368,609          32,228
                            --------------  --------------  --------------
  Net cash used in
    financing activities      (16,954,408)    (19,589,142)       (274,699)
                            --------------  --------------  --------------
Net change in cash and cash
  equivalents                    (916,318)        574,590          80,325

Cash and cash equivalents
  at beginning of year          1,311,019         736,429         656,104
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $     394,701   $   1,311,019   $     736,429
                            ==============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Balcor Realty Investors-84 (the "Partnership") is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

               Buildings and improvements       20 to 30 years
               Furniture and fixtures             5 to 7 years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) Reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. These reclassifications have not changed the 1994 or 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                   Carrying   Carrying   Current   Final
Property           Amount of  Amount of   Inter-   Matur- Current  Estimated
Pledged as         Notes at   Notes at     est      ity   Monthly   Balloon
Collateral         12/31/95   12/31/94    Rate     Date   Payment   Payment
---------------   ---------- ----------  ------   ------ -------- ----------

Mortgage Notes Payable - Non-affiliates:

Apartment Complexes:
Antlers          $10,161,114 $10,309,549  8.25%     1998 $82,787    $9,731,000
Briarwood Place    6,018,798   6,137,179  6.498%    1998  43,961     5,606,000
Canyon Sands
 Village           9,055,999   9,265,525  6.498%    1998  66,130     8,460,000
Chesapeake         5,108,001   5,140,624  7.875%    2028  36,357          None
Chimney Ridge(A)   7,249,103   7,321,840
Chestnut Ridge
 (Phase II) (B)    3,090,142   3,112,914  9.02%     2001  25,219     2,934,000
Courtyards of
 Kendall (C)       8,990,100   9,137,019  9.50%     1997  83,906     9,014,000
Creekwood (D)      5,635,134   5,677,152  8.88%     1999  45,372     5,465,000
Drayton Quarter (E)            4,796,013
Pinebrook (F)                  5,068,603
Quail Lakes (G)    6,743,445   6,801,164  8.25%     2001  51,295     6,350,000
Ridgetree(Phase I) 9,506,559   9,569,351 10.05%     2000  85,139     9,157,000
Somerset Pointe   11,221,088  11,473,744  6.498%    1998  80,531    10,501,000
Sunnyoak Village  13,711,573  14,008,532  7.33%     2015 106,091          None
Woodland Hills     4,949,640   4,993,013  8.54%     1998  39,009     4,828,000
                 ----------- -----------
    Subtotal     101,440,696 112,812,222
                 ----------- -----------

Mortgage Notes Payable - Affiliates:

Apartment Complexes:
Chestnut Ridge (H) 1,515,739   1,515,739 10.50%     2002      (H)    1,516,000
Woodland Hills (I)   336,872     451,472 10.50%     1999      (I)      451,000
                 ----------- -----------
  Subtotal         1,852,611   1,967,211
                 ----------- -----------
  Total         $103,293,307$114,779,433
                ============ ===========

(A) In February 1996, this property was sold. The mortgage maturity amount is included in the 1996 maturity schedule amount below. See Note 15 of Notes to Financial Statements for additional information.

(B) In March 1994, this loan was refinanced. The interest rate decreased from 9.75% to 9.02%, the maturity date was changed from January 2002 to April 2001 and the monthly payments increased from $24,073 to $25,219. Proceeds from the new $3,128,700 first mortgage loan were used to repay the existing $2,841,601 first mortgage loan as well as $287,099 of the secured loan from The Balcor Company ("TBC"), an affiliate of the General Partner as successor to Balcor Real Estate Holdings, Inc. ("BREHI") loan.

(C) The Partnership is obligated to pay the lender (upon the earlier of maturity or the sale or refinancing of the property) additional interest equal to the lesser of: (i) 25% of the amount by which the agreed upon value of the property at maturity or upon sale or refinancing exceeds $10,100,000, or (ii) interest which would have accrued on the loan from June 1, 1992 through the earlier of maturity or the sale or refinancing of the property at a rate of 15% per annum.

(D) In May 1994, this loan was refinanced. The interest rate changed from a floating rate to a fixed rate of 8.88%, the maturity date was extended from September 1994 to June 1999, and the monthly payments decreased from $49,953 to $45,372. Proceeds from the new $5,700,000 first mortgage loan were used to repay the existing first mortgage loan of $5,246,568.

(E) In July 1995, this property was sold. See Note 9 of Notes to Financial Statements for additional information.

(F) In December 1992, Pinebrook Investors, the joint venture which owned the property filed for protection under the U.S. Bankruptcy Code. In 1994, a plan of reorganization was approved by the Bankruptcy Court. Under the plan, the wrap-around features of the various mortgage notes were eliminated and the notes became first, second, third and fourth mortgage notes upon which the joint venture made monthly payments totaling $40,761, a portion of which would be deferred based on availability of cash flow, at interest rates ranging from 8.875% to 10%. Under the plan of reorganization, the new first, second and fourth mortgage loan balances became $2,294,722, $1,712,135 and $1,006,029, respectively. The third mortgage note payable was eliminated, along with its monthly payments, through consolidation of the financial statements. In February 1995, Pinebrook Investors sold the property. See Notes 9 and 11 of Notes to Financial Statements for additional information.

(G) In March 1994, this loan was modified. Effective February 1994, the interest rate increased from 6.745% to 8.25%, the maturity date was extended from March 1995 to March 2001 and the monthly payments increased from $44,612 to $51,295.

(H) This note represents a subordinate nonrecourse loan of $1,315,739 payable to TBC and a preferred limited partnership interest of $200,000 in the subsidiary partnership which holds title to the property. During 1994, $287,099 of the proceeds from the new first mortgage loan were used to repay a portion of the $414,897 deferred interest on the previous junior loans from affiliates. In addition, as a requirement of the first mortgage loan, of the remaining balances of the junior loans and deferred interest, $1,441,300 was retired and replaced with a General Partner loan and the remainder was retired and replaced with the current notes and preferred limited partnership interest. The contract rate on the TBC loan remains unchanged at 10.5%, which is the rate of return earned on the preferred limited partnership interest as well. The interest pay rate on the TBC loan is the lower of the contract rate or the net cash flow from the property. Any deferred interest on the TBC loan will be payable at maturity. The Limited Partners' position is unaffected by this conversion of a portion of the junior loans to an equity position as Limited Partners' equity is subordinate to the preferred interest just as it was subordinate to the junior loans prior to the recharacterization.

(I) This note represents a second mortgage loan payable to TBC. Repayment of the TBC loan is subordinated to a payment to the Partnership from sale or refinancing proceeds from this property of $1,800,000. The interest pay rate is the lower of the contract rate or the net cash flow from the property, after payment of interest on the first mortgage loan, limited to a maximum annual deficit of $62,500. Deferred interest on the second mortgage loan is accumulated and bears interest at the contract rate.

The Partnership's mortgage loans payable to non-affiliates described above require current monthly payments of principal and interest. During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $8,605,824, $10,132,223 and $10,882,258, respectively. The Partnership paid interest expense of $8,611,797 in 1995, $10,140,419 in 1994, and $10,655,057 in 1993. See Note 8 of
Notes to Financial Statements for interest paid and incurred on loans payable to affiliates.

Real estate held for investment with an aggregate carrying value of $80,067,721 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the mortgage notes payable - non-affiliates and mortgage note payable - affiliates during each of the next five years are approximately as follows:

                         1996          $ 8,702,000
                         1997           10,225,000
                         1998           40,397,000
                         1999            6,431,000
                         2000            9,724,000

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Affiliate's Participation in Joint Venture:

The Pinebrook apartment complex was purchased by Pinebrook Investors, a joint venture between the Partnership and an affiliated partnership. Profits and losses were allocated 51.57% to the Partnership and 48.43% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for each affiliate's participation. Net distributions of $445,589, $17,849 and $23,780 were made to the joint venture partner in 1995, 1994 and 1993, respectively.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements which are prepared in accordance with generally accepted accounting principles will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $1,421,616 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended            Year Ended         Year Ended
                      12/31/95              12/31/94            12/31/93
                  ----------------- -------------------- -------------------
                    Paid    Payable    Paid      Payable    Paid     Payable

                  -------- -------- ---------- --------- --------- ---------
Property manage-
 ment fees            None     None $1,401,854      None $1,477,069 $135,884
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting     $ 56,140  $ 4,699    119,390   $39,870     64,346    5,325
   Data processing  60,314    5,838    102,770    20,814     57,699   10,401
   Investor
    communications   6,984     None     12,677     4,234     10,210      845
   Legal            65,226    9,053     35,233    11,767     27,006    2,235
   Other             8,920      370     43,319    14,467     32,012    2,649
   Portfolio mgmt. 217,759   32,529    127,397    38,107    118,754    9,356

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $192,179, $310,984, and $208,938 for 1995, 1994 and 1993,
respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

During 1994, $1,441,300 of an unsecured affiliate loan relating to the Chestnut Ridge Phase II Apartments was retired and replaced with a General Partner loan as a result of the March 1994 refinancing of that property. In addition, the Partnership borrowed an additional $764,128 during 1994 to meet working capital requirements. The Partnership repaid $5,530,000 of these loans from the General Partner during 1995. As of December 31, 1995, the Partnership had outstanding short-term loans totaling $6,623,202 from the General Partner with accrued interest payable on these loans totaling $70,120. The Partnership repaid the balance outstanding at December 31, 1995 during March 1996 primarily with proceeds from the sale of Chimney Ridge Apartments. (See Note 15 of Notes to Financial Statements for additional information.) During 1995, 1994 and 1993, the Partnership incurred interest expense of $568,140, $635,617 and $484,932 and paid interest expense of $566,583, $607,803 and $511,973 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1995, this rate was 6.307%.

In March 1994, the Partnership refinanced the Chestnut Ridge Phase II mortgage loans payable, including a second mortgage loan previously outstanding to TBC, an affiliate of the General Partner, and the unsecured loan described above. See Note 4 of Notes to Financial Statements for additional information.

In August 1994, the Partnership repaid the Ridgepoint Hill and Ridgepoint View TBC loans at a discount in connection with the sale of these properties. See
Note 9 of Notes to Financial Statements for additional information.

As of December 31, 1995, the Partnership had junior loans outstanding from TBC relating to the Chestnut Ridge Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,852,611 with accrued interest payable on these loans totaling $38,267. See Note 4 of Notes to Financial Statements for additional information. During 1995, 1994 and 1993, the Partnership incurred interest expense of $223,165, $632,679 and $1,165,698 and paid interest expense of $214,521, $913,199 and $770,479 on these affiliated mortgage loans, respectively.

The General Partner may continue to make arrangements to provide short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy its obligations.

9. Property Sales:

The Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, and the Drayton Quarter Apartments were sold during 1995 and the Ridgepoint Hill and Ridgepoint View apartment complexes were sold during 1994 in separate all cash sales totaling $12,390,000 and $18,659,285, respectively.

From the proceeds of the sales, $9,833,903 and $12,658,037, which included accrued interest, was paid to the third party mortgage holders in full satisfaction of the underlying mortgage loans, respectively, as well as brokerage commissions and other closing costs. The remaining $1,945,917 of 1995 sale proceeds were used to repay loans from the General Partner. The remaining $5,381,539 of 1994 sales proceeds were paid to an affiliate of the General Partner in full satisfaction of the second mortgage loan and an unsecured third mortgage loan. This represented a discount of $2,791,215 from the outstanding balance of the affiliate loans and accrued interest. The Partnership did not receive any proceeds from the 1994 sale of the properties.

The bases of these properties totaled $7,699,228 and $12,812,175 which is net of accumulated depreciation of $5,716,448 and $6,249,032, respectively. For financial statement purposes, the Partnership recognized gains totaling $4,080,592 and $5,596,294 from the sales of these properties during 1995 and

1994, respectively, of which $780,279 was the affiliate minority joint venture partner's share relating to Pinebrook Apartments.

10. Restricted Investments:

As of December 31, 1993, a certificate of deposit of $700,000 was pledged as additional collateral related to the Canyon Sands mortgage loan. This amount was invested in short-term instruments pursuant to the terms of the agreement with the lending institution. Interest earned on the collateral accumulated to the benefit of the Partnership. In March 1995, the certificate was released to the Partnership.

In addition, an affiliate of the General Partner had been providing a guarantee against a letter of credit in the amount of $250,000 posted as additional collateral for the funding of capital improvements on the Courtyards of Kendall apartment complex. During 1994, the letter of credit was cashed and applied to the principal balance of the underlying mortgage loan.

11. Net Investment in Note Receivable:

The Pinebrook apartment complex was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate, and was financed with a $5,185,000 wrap-around mortgage note payable to Lexington Associates, the seller of the property ("Lexington"), which wrapped two underlying mortgage notes payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. These notes in turn wrapped a mortgage note payable to Tates Creek Place ("Tates Creek"). As of December 31, 1993, the Partnership's net investment in the notes was $914,040, consisting of the wrap-around notes receivable from Lexington of $4,885,918, offset by the mortgage note payable to Tates Creek of $3,971,878. In December 1992, Pinebrook Investors filed for protection under the U.S. Bankruptcy Code and a plan of reorganization was approved by the Bankruptcy Court and made effective in May 1994. Under the plan of reorganization, the wrap-around features of the various mortgage notes were eliminated and the mortgage notes payable by Pinebrook Investors to third parties became first, second and fourth mortgage notes. The net investment of $914,040 described above was recharacterized as a third mortgage note payable by Pinebrook Investors to Pinebrook Limited Partnership. The operations of these joint ventures have been consolidated within the Partnership's financial statements, and the related intercompany mortgage notes transactions have been eliminated. In February 1995, the Partnership sold the Pinebrook apartment complex. See Note 9 of Notes to Financial Statements for additional information.

12. Extraordinary Items:

(a) During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of the Canyon Sands Village, Somerset Pointe and Sunnyoak Village apartment complexes.

(b) During 1994, the Ridgepoint Hill and Ridgepoint View apartment complexes were sold. In connection with the sale, the Partnership repaid the second mortgage loans and an unsecured third mortgage loan due to an affiliate of the General Partner at a discount. This transaction resulted in an extraordinary gain on forgiveness of debt of $2,791,215 during 1994 for financial statement purposes. See Note 9 of Notes to Financial Statements for additional information.

(c) During 1993, the Ridgetree Phase I and the Chimney Ridge mortgage notes were refinanced. The mortgage notes which had outstanding balances totaling $18,322,426, including accrued interest, were repaid for $16,264,348. These transactions resulted in extraordinary gains on forgiveness of debt totaling $2,058,078 during 1993 for financial statement purposes.

(d) During 1993, title to the Highland Glen Apartments was relinquished through foreclosure. The Partnership wrote-off the property basis of $10,613,575, net of accumulated depreciation of $4,252,309, a mortgage loan balance of $14,918,362 and accrued real estate taxes of $36,056. The Partnership recognized an extraordinary gain on foreclosure of property of $4,340,843 during 1993 for financial statement purposes.

13. Contingency:

The Briarwood apartment complex is located in the path of a planned expansion of a road, which is adjacent to the property. Discussions for this expansion have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals for the expansion and funding for the road project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximate fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximate the carrying value.

15. Subsequent Events:

(a) In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser took title subject to the existing first mortgage loan which had a balance of $7,242,788. From the proceeds of the sale, the Partnership paid $336,642 in closing costs, and received $6,070,571 of net sale proceeds. The basis of the property was $4,427,342, net of accumulated depreciation of $3,137,301. The Partnership will recognize a gain of $8,886,016 in its 1996 financial statements.

(b) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

                                       BALCOR REALTY INVESTORS-84
                                   (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (b)            (c)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Antlers Apts., 400
  units in Jackson-
  ville, FL                     (a)   $2,601,798   $9,945,202      None  $2,161,742  $(1,195,047)
Briarwood Place
  Apts., 268 units
  in Chandler, AZ               (a)    1,100,000    5,966,000      None     581,947         None
Canyon Sands Village
  Apts., 412 units
  in Phoenix, AZ                (a)    1,142,000    9,368,000      None     971,625     (313,655)
Chesapeake Apts.,
  320 units in
  Harris Cty., TX               (a)    1,350,000    7,691,000   $48,774     703,107   (1,081,825)
Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX                     (a)    1,058,000    4,294,000      None     482,300     (151,393)
Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO              (a)      730,875    6,444,625      None     905,445     (516,301)
Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL               (a)    1,000,000   10,180,000   175,361      21,775   (1,114,788)
Creekwood Apts.,
  276 units in
  Tulsa, OK                     (a)    1,460,000    5,555,000      None     676,095     (648,404)
Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK             (a)    1,043,580    9,630,670   220,851     891,563     (911,756)
Ridgetree Apts. I,
  444 units in
  Dallas, TX                    (a)    1,778,000   10,712,000      None   1,514,711         None
Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV              (a)    1,992,000   11,695,000    15,800   1,081,592      (69,353)
Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                            (a)    1,866,000   14,878,000      None   1,700,433     (196,687)
Woodland Hills Apts.,
  250 units in
  Irving, TX                    (a)    1,745,000    5,795,000      None   1,030,017   (2,041,325)(d)
                                     -----------  -----------  -------- ----------- ------------
  Total                              $18,867,253 $112,154,497  $460,786 $12,722,352 $ (8,240,534)
                                     =========== ============  ======== =========== ============

                                       BALCOR REALTY INVESTORS-84
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description            Land     provements     (e)(f)      tion(f)   struction uired    is Computed
-------------------      --------   ----------  -----------   ---------  --------- -----  --------------
Antlers Apts., 400
  units in Jackson-
  ville, FL           $ 2,385,335 $ 11,128,360 $ 13,513,695 $ 4,985,605     1985   12/83         (g)
Briarwood Place
  Apts.,268 units
  in Chandler, AZ       1,101,549    6,546,398    7,647,947   3,068,387     1983    3/83         (g)
Canyon Sands Village
  Apts., 412 units
  in Phoenix, AZ        1,111,675   10,056,295   11,167,970   4,779,791     1983   11/82         (g)
Chesapeake Apts.,
  320 units in
  Harris Cty., TX       1,188,811    7,522,245    8,711,056   3,589,316     1983    1/83         (g)
Chestnut Ridge
  Apts. II, 160
  units in Fort
  Worth, TX             1,032,620    4,650,287    5,682,907   2,057,773     1984    8/83         (g)
Chimney Ridge Apts.,
  280 units in Colo-
  rado Springs, CO        684,989    6,879,655    7,564,644   3,115,941     1984    6/83         (g)
Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL         902,287    9,360,061   10,262,348   6,061,504     1970    3/84         (g)
Creekwood Apts.,
  276 units in
  Tulsa, OK             1,335,226    5,707,465    7,042,691   2,639,365     1984    5/83         (g)
Quail Lakes Apts.,
  384 units in
  Oklahoma City, OK       955,116    9,919,792   10,874,908   4,524,871     1984    3/83         (g)
Ridgetree Apts. I,
  444 units in
  Dallas, TX            1,779,031   12,225,680   14,004,711   5,354,929     1984    2/83         (g)
Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV      1,986,250   12,728,789   14,715,039   5,702,273     1984    7/83         (g)
Sunnyoak Village
  Apts., 548 units
  in Overland Park,
  KS                    1,847,432   16,400,314   18,247,746   7,428,392     1984    7/83         (g)
Woodland Hills Apts.,
  250 units in
  Irving, TX            1,301,897    5,226,795    6,528,692   2,588,486     1984    1/83         (g)
                      -----------  -----------  ----------- -----------
  Total               $17,612,218 $118,352,136 $135,964,354 $55,896,633
                      =========== ============ ============ ===========

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See description of mortgage notes payable in Note 4 of Notes to Financial Statements.

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

(e) The aggregate cost of land for Federal income tax purposes is $18,674,642 and the aggregate cost of buildings and improvements for Federal income tax purposes is $112,035,345. The total of these is $130,709,987.

(f)                           Reconciliation of Real Estate
                              -----------------------------
                                      1995         1994          1993
                                 ------------- ------------ ------------
Balance at beginning of year      $149,380,030 $168,441,237 $183,258,347
Additions during year:
  Improvements                            None         None       48,774
Deductions during year
  Foreclosure of investment
    properties                            None         None  (14,865,884)
  Cost of real estate sold         (13,415,676) (19,061,207)        None
                                  ------------ ------------ ------------
    Balance at close of year      $135,964,354 $149,380,030 $168,441,237
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                      1995          1994         1993
                                    ----------   ----------   ----------
Balance at beginning of year       $57,774,549  $59,562,523 $ 59,197,038
Depreciation expense for
  the year                           3,838,532    4,461,058    4,617,794
Accumulated depreciation
  of foreclosed investment
  properties                              None         None   (4,252,309)
Accumulated depreciation
  of real estate sold               (5,716,448)  (6,249,032)        None
                                  ------------ ------------ ------------
    Balance at close of year       $55,896,633 $ 57,774,549 $ 59,562,523
                                  ============ ============ ============

(g) Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements          20 to 30
               Furniture and fixtures               5 to 7