Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 84
filed 1996-05-15
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13349
                       -------

                         BALCOR REALTY INVESTORS-84
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3215399
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS
                                                 1996             1995
                                             --------------   --------------
Cash and cash equivalents                    $     833,803    $     394,701
Escrow deposits                                  1,638,633        1,928,712
Accounts and accrued interest receivable           662,435          663,602
Prepaid expenses                                    96,890          316,982
Deferred expenses, net of accumulated
  amortization of $1,165,227 in 1996
  and $1,167,664 in 1995                           811,113        1,070,357
                                             --------------   --------------
                                                 4,042,874        4,374,354
                                             --------------   --------------
Investment in real estate:
  Land                                          16,927,229       17,612,218
  Buildings and improvements                   111,472,482      118,352,136
                                             --------------   --------------
                                               128,399,711      135,964,354
  Less accumulated depreciation                 53,658,554       55,896,633
                                             --------------   --------------
Investment in real estate, net of
  accumulated depreciation                      74,741,157       80,067,721
                                             --------------   --------------
                                             $  78,784,031    $  84,442,075
                                             ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                                     $   6,623,202
Accounts payable                             $     201,960          255,150
Due to affiliates                                   80,101          122,609
Accrued liabilities, principally
  real estate taxes                                822,510        1,133,571
Security deposits                                  509,496          557,128
Mortgage notes payable                          93,842,055      101,440,696
Mortgage notes payable - affiliate               1,852,611        1,852,611
                                             --------------   --------------
    Total liabilities                           97,308,733      111,984,967
                                             --------------   --------------
Limited Partners' deficit
  (140,000 Interests issued
  and outstanding)                             (17,099,538)     (26,027,546)
General Partner's deficit                       (1,425,164)      (1,515,346)
                                             --------------   --------------
    Total partners' deficit                    (18,524,702)     (27,542,892)
                                             --------------   --------------
                                             $  78,784,031    $  84,442,075
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996             1995
                                             --------------   --------------
Income:
  Rental and service                         $   6,632,625    $   7,017,397
  Interest on short-term investments                20,579           57,039
                                             --------------   --------------
    Total income                                 6,653,204        7,074,436
                                             --------------   --------------
Expenses:
  Interest on mortgage notes payable             1,989,743        2,298,177
  Interest on short-term loans from
    an affiliate                                    49,045          182,300
  Depreciation                                     899,222          993,624
  Amortization of deferred expenses                 57,094           90,805
  Property operating                             2,332,906        2,284,103
  Real estate taxes                                505,616          522,504
  Property management fees                         337,029          347,474
  Administrative                                   148,225          220,327
                                             --------------   --------------
    Total expenses                               6,318,880        6,939,314
                                             --------------   --------------
Income before gain on sales of properties,
  affiliate's participation in joint venture
  and extraordinary items                          334,324          135,122
Gain on sales of properties                      8,886,016        1,814,970
Affiliate's participation in income
  from joint venture                                               (755,586)
                                             --------------   --------------
Income before extraordinary items                9,220,340        1,194,506
                                             --------------   --------------
Extraordinary items:
  Gain on forgiveness of debt                                        90,359
  Debt extinguishment expense                     (202,150)
                                             --------------   --------------
  Total extraordinary items                       (202,150)          90,359
                                             --------------   --------------
Net income                                   $   9,018,190    $   1,284,865
                                             ==============   ==============
Income before extraordinary items
  allocated to General Partner               $      92,203    $      11,945
                                             ==============   ==============
Income before extraordinary items
  allocated to Limited Partners              $   9,128,137    $   1,182,561
                                             ==============   ==============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)           $       65.20    $        8.45
                                             ==============   ==============
Extraordinary items allocated
  to General Partner                         $      (2,021)   $         904
                                             ==============   ==============
Extraordinary items allocated
  to Limited Partners                        $    (200,129)   $      89,455
                                             ==============   ==============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                    $       (1.43)   $        0.64
                                             ==============   ==============
Net income allocated to General Partner      $      90,182    $      12,849
                                             ==============   ==============
Net income allocated to Limited Partners     $   8,928,008    $   1,272,016
                                             ==============   ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)           $       63.77    $        9.09
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996             1995
                                             --------------   --------------
Operating activities:
  Net income                                 $   9,018,190    $   1,284,865
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary items:
        Gain on forgiveness of debt                                 (90,359)
        Debt extinguishment expense                202,150
      Gain on sales of properties               (8,886,016)      (1,814,970)
      Affiliate's participation in income
        from joint venture                                          755,586
      Depreciation of properties                   899,222          993,624
      Amortization of deferred expenses             57,094           90,805
      Net change in:
        Escrow deposits                            284,758          170,869
        Accounts and accrued interest
          receivable                                 1,167           83,441
        Prepaid expenses                           220,092
        Accounts payable                           (53,190)         (52,513)
        Due to affiliates                          (42,508)          53,376
        Accrued liabilities                       (311,061)        (108,314)
        Security deposits                          (47,632)         (42,376)
                                             --------------   --------------
  Net cash provided by operating activities      1,342,266        1,324,034
                                             --------------   --------------
Investing activities:
  Proceeds from redemption of
    restricted investment                                           700,000
  Proceeds from sales of properties              6,407,212        6,140,000
  Payment of selling costs                        (336,642)        (210,175)
                                             --------------   --------------
  Net cash provided by investing activities      6,070,570        6,629,825
                                             --------------   --------------
Financing activities:
  Distributions to joint venture
    partner - affiliate                                             (31,713)
  Repayment of loans payable - affiliate        (6,623,202)      (2,800,000)
  Repayment of mortgage notes payable                            (5,058,226)
  Principal payments on mortgage
    notes payable                                 (355,853)        (365,472)
  Release of financing escrows                       5,321           66,121
                                             --------------   --------------
Net cash used in financing activities           (6,973,734)      (8,189,290)
                                             --------------   --------------
Net change in cash and cash equivalents            439,102         (235,431)
Cash and cash equivalents at beginning
  of year                                          394,701        1,311,019
                                             --------------   --------------
Cash and cash equivalents at end of period   $     833,803    $   1,075,588
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $1,945,880 and $2,247,670 and paid interest expense of $1,866,355 and $2,247,670, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                           Paid       Payable
                                        ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost:         $37,133    $80,101


During the quarter ended March 31, 1996, the Partnership repaid the General Partner loan which had an outstanding balance of $6,623,202 at December 31, 1995 primarily with proceeds from the sale of Chimney Ridge Apartments. (See
Note 4 of Notes to Financial Statements for additional information.) During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense of $49,045 and $182,300 and paid interest expense of $119,165 and $198,560 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

As of March 31, 1996, the Partnership had junior loans outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,852,611 with accrued interest payable on these loans totaling $60,738. During the quarter ended March 31, 1996 and 1995, the Partnership incurred interest expense on these affiliate loans of $43,863 and $50,507 and paid interest expense of $21,392 and $23,468, respectively.

4. Property Sale:

In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser took title subject to the existing first mortgage loan which had a balance of $7,242,788. From the proceeds of the sale, the Partnership paid $336,642 in closing costs, and received $6,070,570 of net sale proceeds. The basis of the property was $4,427,342, net of accumulated depreciation of $3,137,301. For financial statement purposes, the Partnership recognized a gain of $8,886,016 from the sale of this property.

5. Extraordinary Item:

In connection with the sale of Chimney Ridge Apartments in February 1996, the remaining unamortized deferred expenses in the amount of $202,150 were recognized as an extraordinary item and classified as debt extinguishment expense.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. To date, seven properties have been sold, and titles to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure. The Partnership continues to operate the twelve remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership sold the Pinebrook and Drayton Quarter apartment complexes in 1995 and the Chimney Ridge apartment complex in 1996. The Partnership used the proceeds from the 1996 sale and cash reserves to fully repay the short-term loan from an affiliate. The combined effect of these events, especially the recognition of the gain on the sale of the Chimney Ridge apartment complex, resulted in an increase in net income during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The Partnership sold the Pinebrook and Drayton Quarter apartment complexes in February and July 1995, respectively, and the Chimney Ridge apartment complex in February 1996. As a result, the Partnership recognized gains of $1,814,970 and $8,886,016 on the sales of Pinebrook and Chimney Ridge apartment complexes during the quarters ended March 31, 1995 and 1996, respectively. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995. These decreases were partially or, in certain cases, fully offset by the events described below.

Nine of the Partnership's twelve remaining properties experienced higher rental rates in 1996 which resulted in increased rental and service income and property management fees and partially offset the decreases from the three property sales.

Primarily due to lower average cash balances, interest income on short-term investments decreased during 1996 as compared to 1995.

Due to decreases in the short-term loan balance during 1995 and its repayment in March 1996, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

Costs incurred for the deductible for insurance claims at the Quail Lakes apartment complex and for repair and maintenance expenditures, which included clubhouse, lighting and plumbing repairs, painting and the replacement of floor coverings and wallpaper at many of the Partnership's properties, resulted in increased property operating expense during 1996 as compared to 1995. This increase offset the decrease from the three property sales.

Due to lower accounting fees and legal fees, administrative expenses decreased during 1996 as compared to 1995.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the property's sale in 1995, affiliate's participation in income from joint venture ceased.

As a result of the Chimney Ridge apartment complex sale, the remaining unamortized deferred expenses in the amount of $202,150 were recognized as an extraordinary item and classified as debt extinguishment expense during 1996. During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of March 31, 1996 when compared to December 31, 1995. The Partnership received cash totaling approximately $1,342,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses and short-term interest expense. The Partnership also received cash of approximately $6,071,000 from its investing activities relating to the sale of the Chimney Ridge apartment complex. The Partnership used cash to fund its financing activities which consisted primarily of the repayment of the $6,623,202 loan from the General Partner and principal payments on mortgage notes payable of approximately $356,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996, each of the twelve remaining properties owned by the Partnership generated positive cash flow. During 1995, of these twelve properties, eleven generated positive cash flow and one generated a marginal cash flow deficit. The Ridgetree - Phase I Apartments improved from a marginal deficit during 1995 to positive cash flow during 1996 due to slight decreases in real estate tax and property operating expenses. In addition, the Chimney Ridge apartment complex, which was sold in February 1996, generated positive cash flow during 1995 and prior to its sale in 1996. The Pinebrook apartment complex, which was sold in February 1995, generated a marginal deficit prior to its sale in 1995 and the Drayton Quarter apartment complex, which was sold in July 1995, generated positive cash flow during the quarter ended March 31, 1995. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 92% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including the refinancing of mortgage loans, improving operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. During February 1996, the Partnership sold the Chimney Ridge apartment complex. Currently, the Partnership has entered into contracts to sell the Antlers, Briarwood Place, Canyon Sands Village, Ridgetree - Phase I, and Sunnyoak Village apartment complexes for sales prices of $15,000,000, $10,200,000, $14,650,000, $11,100,000 and $22,200,000, respectively. The Partnership has also entered into negotiations for a contract to sell the Courtyards of Kendall apartment complex. Additionally, the Partnership is preparing to market two properties for sale and is actively marketing four additional properties. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

As mentioned above, in February 1996, the Partnership sold the Chimney Ridge Apartments in a cash sale for $13,650,000. The purchaser of the property took title subject to the existing first mortgage loan which had a balance of $7,242,788, and the Partnership received $6,070,570 of net proceeds from the sale. See Note 4 of Notes to Financial Statements for additional information.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
- --------------------------

As previously reported, on April 2, 1996, the Partnership contracted to sell the Antlers apartment complex to an unaffiliated party. The closing, which was scheduled to occur May 7, 1996, was subject to the consent of the first mortgage holder no later than March 29, 1996 ("Approval Period"). Upon the mutual agreement of the Partnership and the purchaser, the Approval Period has been extended to May 16, 1996, while the lender and the purchaser negotiate certain modifications of the loan. In addition, the closing has been extended to June 6, 1996.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10)(i) Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 2, 1996, is incorporated by reference.

(ii) Agreement of Sale and attachment thereto relating to the sale of Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(iii) Agreement of Sale and attachment thereto relating to the sale of Canyon Sands Village Apartments, Phoenix, Arizona, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(iv) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas, previously filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(v) Agreement of Sale and attachment thereto relating to the sale of Sunnyoak Village Apartments, Overland Park, Kansas, previously filed as Exhibit 2(d) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(vi) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 2, 1996 was filed reporting the contract to sell the Antlers Apartments in Jacksonville, Florida and a Current Report on Form 8-K dated April 23, 1996 was filed reporting each of the contracts to sell the Briarwood Place, Canyon Sands Village, Ridgetree - Phase I and Sunnyoak Village apartment complexes in Chandler, Arizona, Phoenix, Arizona, Dallas, Texas and Overland Park, Kansas, respectively.

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



Date: May 15, 1996
      ----------------------------