Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 84
filed 1996-08-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                               1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $  12,942,275    $     394,701
Escrow deposits                                1,053,678        1,928,712
Accounts and accrued interest receivable         486,498          663,602
Prepaid expenses                                 397,565          316,982
Deferred expenses, net of accumulated
  amortization of $808,058 in 1996
  and $1,167,664 in 1995                         534,245        1,070,357
                                           --------------   --------------
                                              15,414,261        4,374,354
                                           --------------   --------------
Investment in real estate:
  Land                                        11,651,188       17,612,218
  Buildings and improvements                  78,062,146      118,352,136
                                           --------------   --------------
                                              89,713,334      135,964,354
  Less accumulated depreciation               38,914,544       55,896,633
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    50,798,790       80,067,721
                                           --------------   --------------
                                           $  66,213,051    $  84,442,075
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                                   $   6,623,202
Accounts payable                           $     180,526          255,150
Due to affiliates                                 91,562          122,609
Accrued liabilities, principally
  real estate taxes                              667,404        1,133,571
Security deposits                                384,939          557,128
Mortgage notes payable                        64,964,392      101,440,696
Mortgage notes payable - affiliate             1,852,611        1,852,611
                                           --------------   --------------
    Total liabilities                         68,141,434      111,984,967
                                           --------------   --------------
Limited Partners' deficit
  (140,000 Interests issued
  and outstanding)                              (669,182)     (26,027,546)
General Partner's deficit                     (1,259,201)      (1,515,346)
                                           --------------   --------------
    Total partners' deficit                   (1,928,383)     (27,542,892)
                                           --------------   --------------
                                           $  66,213,051    $  84,442,075
                                           ==============   ==============
The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           --------------   --------------
Income:
  Rental and service                       $  12,526,872    $  14,111,983
  Interest on short-term investments              58,126           84,010
                                           --------------   --------------
    Total income                              12,584,998       14,195,993
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable           3,727,249        4,522,718
  Interest on short-term loans from
    an affiliate                                  49,045          331,744
  Depreciation                                 1,701,756        1,964,989
  Amortization of deferred expenses              109,818          154,941
  Property operating                           4,799,075        4,835,914
  Real estate taxes                              981,818        1,039,791
  Property management fees                       628,737          695,768
  Administrative                                 432,549          501,871
                                           --------------   --------------
    Total expenses                            12,430,047       14,047,736
                                           --------------   --------------
Income before gains on sales of properties,
  affiliate's participation in joint
  venture and extraordinary items                154,951          148,257
Gains on sales of properties                  25,885,852        1,814,970
Affiliate's participation in income
  from joint venture                                             (755,586)
                                           --------------   --------------
Income before extraordinary items             26,040,803        1,207,641
                                           --------------   --------------
Extraordinary items:
  Gain on forgiveness of debt                                      90,359
  Debt extinguishment expense                   (426,294)
                                           --------------   --------------
  Total extraordinary items                     (426,294)          90,359
                                           --------------   --------------
Net income                                 $  25,614,509    $   1,298,000
                                           ==============   ==============
Income before extraordinary items
  allocated to General Partner             $     260,408    $      12,076
                                           ==============   ==============
Income before extraordinary items
  allocated to Limited Partners            $  25,780,395    $   1,195,565
                                           ==============   ==============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)         $      184.14    $        8.54
                                           ==============   ==============

Extraordinary items allocated
  to General Partner                       $      (4,263)   $         904
                                           ==============   ==============
Extraordinary items allocated
  to Limited Partners                      $    (422,031)   $      89,455
                                           ==============   ==============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                  $       (3.01)   $        0.64
                                           ==============   ==============
Net income allocated to General Partner    $     256,145    $      12,980
                                           ==============   ==============
Net income allocated to Limited Partners   $  25,358,364    $   1,285,020
                                           ==============   ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)         $      181.13    $        9.18
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           --------------   --------------
Income:
  Rental and service                       $   5,894,247    $   7,094,586
  Interest on short-term investments              37,547           26,971
                                           --------------   --------------
    Total income                               5,931,794        7,121,557
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable           1,737,506        2,224,541
  Interest on short-term loans from
    an affiliate                                                  149,444
  Depreciation                                   802,534          971,365
  Amortization of deferred expenses               52,724           64,136
  Property operating                           2,466,169        2,551,811
  Real estate taxes                              476,202          517,287
  Property management fees                       291,708          348,294
  Administrative                                 284,324          281,544
                                           --------------   --------------
    Total expenses                             6,111,167        7,108,422
                                           --------------   --------------
(Loss) income before gains on sales of
  properties, affiliate's participation
  in joint venture and extraordinary item       (179,373)          13,135
Gains on sales of properties                  16,999,836
                                           --------------   --------------
Income before extraordinary item              16,820,463           13,135
Extraordinary item:
  Debt extinguishment expense                   (224,144)
                                           --------------   --------------
Net income                                 $  16,596,319    $      13,135
                                           ==============   ==============
Income before extraordinary item
  allocated to General Partner             $     168,205    $         131
                                           ==============   ==============
Income before extraordinary item
  allocated to Limited Partners            $  16,652,258    $      13,004
                                           ==============   ==============
Income before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)         $      118.94    $        0.09
                                           ==============   ==============
Extraordinary item allocated
  to General Partner                       $      (2,242)            None
                                           ==============   ==============
Extraordinary item allocated
  to Limited Partners                      $    (221,902)            None
                                           ==============   ==============

Extraordinary item per Limited
  Partnership Interest (140,000
  issued and outstanding)                  $       (1.58)            None
                                           ==============   ==============
Net income allocated to General Partner    $     165,963    $         131
                                           ==============   ==============
Net income allocated to Limited Partners   $  16,430,356    $      13,004
                                           ==============   ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)         $      117.36    $        0.09
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           --------------   --------------
Operating activities:
  Net income                               $  25,614,509    $   1,298,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary items:
        Gain on forgiveness of debt                               (90,359)
        Debt extinguishment expense              426,294
      Gains on sales of properties           (25,885,852)      (1,814,970)
      Affiliate's participation in income
        from joint venture                                        755,586
      Depreciation of properties               1,701,756        1,964,989
      Amortization of deferred expenses          109,818          154,941
      Net change in:
        Escrow deposits                          869,713          247,957
        Accounts and accrued interest
          receivable                             177,104          311,756
        Prepaid expenses                         (80,583)        (569,983)
        Accounts payable                         (74,624)         (67,651)
        Due to affiliates                        (31,047)         (36,465)
        Accrued liabilities                     (466,167)        (174,930)
        Security deposits                       (172,189)          (2,460)
                                           --------------   --------------
  Net cash provided by operating activities    2,188,732        1,976,411
                                           --------------   --------------
Investing activities:
  Proceeds from redemption of
    restricted investment                                         700,000
  Proceeds from sales of properties           28,091,246        6,140,000
  Payment of selling costs                      (946,973)        (210,175)
                                           --------------   --------------
  Net cash provided by investing activities   27,144,273        6,629,825
                                           --------------   --------------
Financing activities:
  Distributions to joint venture
    partner - affiliate                                          (445,589)
  Repayment of loans payable - affiliate      (6,623,202)      (3,055,000)
  Repayment of mortgage notes payable         (9,484,192)      (5,058,226)
  Principal payments on mortgage
    notes payable                               (683,358)        (729,327)
  Principal payments on mortgage
    notes payable - affiliate                                     (57,209)
  Release of financing escrows                     5,321          401,171
                                           --------------   --------------
  Net cash used in financing activities      (16,785,431)      (8,944,180)
                                           --------------   --------------

Net change in cash and cash equivalents       12,547,574         (337,944)
Cash and cash equivalents at beginning
  of year                                        394,701        1,311,019
                                           --------------   --------------
Cash and cash equivalents at end of period $  12,942,275    $     973,075
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $3,628,907 and $4,426,699, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost:     $110,820    $73,674      $91,562


During the quarter ended March 31, 1996, the Partnership repaid the entire balance of the General Partner loan, which had an outstanding balance of $6,623,202 at December 31, 1995, primarily with proceeds from the sale of Chimney Ridge Apartments. (See Note 4 of Notes to Financial Statements for additional information.) During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense of $49,045 and $331,744 and paid interest expense of $119,165 and $254,164 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

As of June 30, 1996, the Partnership had junior loans outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Chestnut Ridge - Phase II and Woodland Hills apartment complexes in the aggregate amount of $1,852,611 with accrued interest payable on these loans totaling $77,887, which is included in accrued liabilities on the balance sheet. During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on these affiliate loans of $98,342 and $96,019 and paid interest expense of $58,722 and $54,388, respectively.

4. Property Sales:

(a) In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser of the Chimney Ridge Apartments took title subject to the existing first mortgage loan in the amount of $7,242,788. From the proceeds of the sale, the Partnership paid $609,642 in selling costs. The basis of the property was $4,427,342, which is net of accumulated depreciation of $3,137,301. For financial statement purposes, the Partnership recognized a gain of $8,613,016 from the sale of this property.

(b) In May 1996, the Partnership sold the Antlers Apartments in an all cash sale for $15,000,000. The purchaser of the Antlers Apartments took title subject to the existing first mortgage loan in the amount of $10,108,860. From the proceeds of the sale, the Partnership paid $86,456 in selling costs. The basis of the property was $8,395,037, which is net of accumulated depreciation of $5,118,659. For financial statement purposes, the Partnership recognized a gain of $6,518,507 from the sale of this property.

(c) In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the Canyon Sands Apartments took title subject to the existing first mortgage loan in the amount of $8,957,106. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. The basis of the property was $6,253,071, which is net of accumulated depreciation of $4,914,899. For financial statement purposes, the Partnership recognized a gain of $8,272,054 from the sale of this property.

(d) In June 1996, the Partnership sold the Ridgetree - Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. The basis of the property was $8,491,725 which is net of accumulated depreciation of $5,512,986. For financial statement purposes, the Partnership recognized a gain of $2,482,275 from the sale of this property.

5. Extraordinary Item:

In connection with the sales of the Partnership's properties during 1996, remaining unamortized deferred financing fees in the amount of $426,294 were recognized as an extraordinary item and classified as debt extinguishment expense.

6. Subsequent Events:

(a) In July 1996, the Partnership commenced distributions and paid $11,200,000 ($80 per Interest) to Limited Partners, representing a special distribution of Net Cash Proceeds received in connection with the sales of the Antlers, Canyon Sands, and Ridgetree - Phase I apartment complexes.

(b) In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third-party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $11,447,000 from the sale of this property during the third quarter 1996.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. Six of these properties were sold in prior years and five were sold in 1996, including the Sunnyoak Village Apartments which was sold during July 1996. Title to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure in prior years. The Partnership continues to operate the eight remaining properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership has sold four properties during the six months ended June 30, 1996 and recognized significant gains on these sales for financial statement purposes. These gains resulted in an increase in net income during the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The Partnership sold the Pinebrook and Drayton Quarter apartment complexes in February and July 1995, respectively, and the Antlers, Canyon Sands, Chimney Ridge and Ridgetree - Phase I apartment complexes during the first six months of 1996. As a result, the Partnership recognized gains of $1,814,970 on the sale of Pinebrook Apartments and $25,885,852 on the 1996 sales during the six months ended June 30, 1995 and June 30, 1996, respectively. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995. These decreases were partially, or, in certain cases, fully offset by the events described below.

Eight of the Partnership's nine remaining properties at June 30, 1996 experienced higher rental rates in 1996 which resulted in increased rental and service income and property management fees and partially offset the decreases from the six property sales.

Primarily due to lower average cash balances and lower average interest rates on short-term interest bearing instruments, interest income on short-term investments decreased during the six months ended June 30, 1996 as compared to the same period in 1995. Proceeds received during late May and June of 1996 in connection with the sales of the Antlers, Canyon Sands and Ridgetree - Phase I apartment complexes were invested in short-term investments prior to their distribution in July 1996 and resulted in increased interest income during the quarter ended June 30, 1996 as compared to the same period in 1995.

Due to decreases in the short-term loan balance during 1995 and its repayment in March 1996, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

Costs were incurred for wood replacement and painting at the Sunnyoak Village Apartments during the second quarter of 1996 in an effort to prepare the property for sale. These costs resulted in increased property operating expense and partially offset the decreases from the six property sales.

Due to lower accounting fees and legal fees, administrative expenses decreased during the six months ended June 30, 1996 as compared to the same period in 1995. The Partnership incurred higher consulting, printing and postage costs in connection with its response to a tender offer during 1996. This partially offset the decrease for the six months and resulted in an increase in administrative expenses during the quarter ended June 30, 1996 as compared to the same period in 1995.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the property's sale in 1995, affiliate's participation in income from joint venture ceased.

As a result of the sales of the Antlers, Canyon Sands, Chimney Ridge and Ridgetree - Phase I apartment complexes, the remaining unamortized deferred financing fees in the amount of $426,294 were recognized as an extraordinary item and classified as debt extinguishment expense during 1996. During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $12,548,000 as of June 30, 1996 when compared to December 31, 1995 primarily due to proceeds received from the property sales. The Partnership received cash totaling approximately $2,189,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses. The Partnership also received cash of approximately $27,144,000 from its investing activities relating to the sales of the Antlers, Canyon Sands, Chimney Ridge and Ridgetree - Phase I apartment complexes. The Partnership used cash to fund its financing activities which consisted primarily of the repayment of the $6,623,202 loan from the General Partner, the repayment of the Ridgetree - Phase I Apartments mortgage notes payable of approximately $9,484,000 in connection with the sale of the property, and principal payments on mortgage notes payable of approximately $683,000. The Partnership also made a special distribution to Limited Partners from Net Cash Proceeds in July 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1996, eight of the nine properties owned by the Partnership at June 30, 1996 generated positive cash flow and one generated a marginal cash flow deficit. During the same period in 1995, all nine properties generated positive cash flow. The Courtyards of Kendall Apartments, which had generated positive cash flow during 1995, generated a marginal cash flow deficit during 1996 as a result of slightly higher property operating expenses. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 91% to 98%.

The Chimney Ridge, Antlers and Canyon Sands apartment complexes, which were sold in February, May and June 1996, respectively, all generated positive cash flow during 1995 and prior to their sale in 1996. The Ridgetree - Phase I apartment complex, which was sold in June 1996, generated a marginal deficit during 1995 and prior to its sale in 1996. The Pinebrook apartment complex, which was sold in February 1995, generated a marginal deficit prior to its sale in 1995 and the Drayton Quarter apartment complex, which was sold in July 1995, generated positive cash flow during the six months ended June 30, 1995.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During 1996, the Partnership sold the Antlers, Canyon Sands, Chimney Ridge, Ridgetree - Phase I and Sunnyoak Village apartment complexes. Currently, the Partnership has entered into contracts to sell the Courtyards of Kendall and Creekwood - Phase I apartment complexes for sales prices of $11,000,000 and $8,391,300, respectively. The Partnership is actively marketing the remaining properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser of the Chimney Ridge Apartments took title subject to the existing first mortgage loan in the amount of $7,242,788. From the proceeds of the sale, the Partnership paid $609,642 in selling costs. The remainder of the proceeds were used to repay a significant portion of the remaining General Partner loans. See Note 4 of Notes to Financial Statements for additional information.

In May 1996, the Partnership sold the Antlers Apartments in an all cash sale for $15,000,000. The purchaser of the Antlers Apartments took title subject to the existing first mortgage loan in the amount of $10,108,860. From the proceeds of the sale, the Partnership paid $86,456 in selling costs. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the Canyon Sands Apartments took title subject to the existing first mortgage loan in the amount of $8,957,106. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See
Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Ridgetree Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds will be distributed in a special distribution to the Limited Partners in October 1996. See Note 6 of Notes to Financial Statements for additional information.

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

During July 1996, the Partnership commenced distributions and paid a special distribution of $11,200,000 ($80 per Interest) to Limited Partners from the Net Cash Proceeds received in connection with the sales of the Antlers, Canyon Sands and Ridgetree - Phase I apartment complexes. As the remaining properties are sold, the Partnership will distribute the sale proceeds to Limited Partners. Additionally, the Partnership will distribute the cash flow from property operations. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- --------------------------

Courtyards of Kendall Apartments
- --------------------------------

As previously reported, on June 6, 1996 the Partnership contracted to sell the Courtyards of Kendall Apartments, Dade County, Florida for a sale price of $11,000,000 to an unaffiliated party and the closing was scheduled to occur July 15, 1996. On June 17, 1996 the agreement of sale was amended pursuant to which the closing was postponed until September 25, 1996.

Creekwood I Apartments
- ----------------------

In 1983, the Partnership acquired the Creekwood I Apartments, Tulsa, Oklahoma, utilizing approximately $3,514,620 in offering proceeds. The property was acquired subject to first mortgage financing of approximately $6,655,000. In 1994, the mortgage loan was refinanced with a new mortgage loan in the amount of $5,700,000. The Partnership received excess proceeds of approximately $327,809.

As previously reported, on May 31, 1996 the Partnership contracted to sell the Creekwood I Apartments, Tulsa, Oklahoma to an unaffiliated party, Mid-America Apartments, L.P., a Tennessee limited partnership for a sale price of $8,466,000. On June 18, 1996 the Purchaser exercised its option to terminate the agreement of sale and a closing of the sale will not occur. Pursuant to the agreement of sale, the $84,660 in earnest money previously deposited and interest accrued thereon will be returned to the Purchaser.

Subsequently, on July 18, 1996, the Partnership contracted to sell the property for a sale price of $8,391,300 to an unaffiliated party, Sentinel Acquisitions Corp. (the "Purchaser"), a Delaware corporation. The Purchaser has deposited $100,000 into an escrow account as earnest money and will pay the remaining $8,291,300 at closing, which is scheduled for August 30, 1996. The Purchaser will pay all closing costs relating to the sale, except that the Partnership will pay one-half of specified title costs. From the proceeds of the sale, the Partnership will repay the first mortgage loan which is expected to have an outstanding balance of $5,604,985 at closing, and $104,891 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property will receive a fee of $83,913 for services in connection with the sale. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

An affiliate of the General Partner has simultaneously contracted to sell an adjacent property, Creekwood II Apartments, Tulsa, Oklahoma, to the Purchaser. If the Purchaser terminates this or the agreement of sale for the adjacent property, the other agreement of sale will also be deemed terminated.

The closing is subject to the satisfaction of numerous terms and conditions, including the closing of the sale of the adjacent property. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Quail Lakes Apartments
- ----------------------

As previously reported, on May 31, 1996, 1996 the Partnership contracted to sell the Quail Lakes Apartments, Oklahoma City, Oklahoma for a sale price of $10,500,000. On June 18, 1996 the Purchaser exercised its option to terminate the agreement of sale and a closing of the sale will not occur. Pursuant to the agreement of sale, the $105,000 in earnest money previously deposited and interest accrued thereon will be returned to the Purchaser.

Sunnyoak Village Apartments
- ---------------------------

As previously reported, on April 23, 1996, the Partnership contracted to sell Sunnyoak Village Apartments, Overland Park, Kansas, to an unaffiliated party, ERP Operating Limited Partnership, for a sale price of $22,200,000. The sale closed on July 2, 1996. From the proceeds of the sale, the Partnership paid the outstanding balance of the first mortgage loan in the amount of $13,598,689, legal fees of approximately $15,000 and a $166,500 fee to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale. Pursuant to the agreement of sale, the Purchaser paid all closing costs relating to the sale. The Partnership received approximately $8,420,000 representing the remaining proceeds. Of such proceeds, $500,000 will be retained by the Partnership and not be available until 120 days after closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

Item 6.  Exhibits and Reports on Form 8-K
- ---------------------------------------------------

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

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(i) to the Partnership's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(ii) to the Partnership's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Partnership's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of the Sunnyoak Village Apartments, Overland Park, Kansas previously filed as Exhibit
(2)(d) to the Partnership's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of Creekwood Apartments, Phase I, Tulsa, Oklahoma to Mid-America Apartments, L.P., previously filed as Exhibit (2)(c) to the Partnership's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(ii) Letter of termination relating to the sale of Creekwood Apartments, Phase I, Tulsa, Oklahoma to Mid-America Apartments, L.P., is attached hereto.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of Quail Lakes Apartments, Oklahoma City, Oklahoma previously filed as Exhibit (2)(d) to the Partnership's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(ii) Letter of termination relating to the sale of Quail Lakes Apartments, Oklahoma City, Oklahoma is attached hereto.

(f)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 2, 1996 is incorporated herein by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10 (vi) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending June 30, 1996, is attached hereto.

(99)(a)(i) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Miami, Florida is attached hereto.

(ii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Miami, Florida is attached hereto.

(iii) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Miami, Florida is attached hereto.

(iv) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Miami, Florida is attached hereto.

(b) Reports on Form 8-K

(i) A Current Report on Form 8-K dated April 2, 1996 was filed reporting the contract to sell the Antlers Apartments in Jacksonville, Florida.

(ii) A Current Report on Form 8-K dated April 23, 1996 was filed reporting each of the contracts to sell the Briarwood Place, Canyon Sands Village, Ridgetree - Phase I and Sunnyoak Village apartment complexes in Chandler, Arizona, Phoenix, Arizona, Dallas, Texas and Overland Park, Kansas, respectively.

(iii) A Current Report on Form 8-K dated May 31, 1996 was filed reporting each of the closings of the sales of Antlers, Canyon Sands and Ridgetree - Phase I apartment complexes in Jacksonville, Florida, Phoenix, Arizona and Dallas, Texas, respectively; the termination of the contract to sell Briarwood Place Apartments in Chandler, Arizona; and each of the contracts to sell Creekwood - Phase I, Quail Lakes and Courtyards of Kendall apartment complexes in Tulsa, Oklahoma, Oklahoma City, Oklahoma and Dade County, Florida, respectively.

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



Date: August 14, 1996
      ----------------------------