Form 10-Q/A
period 1996-06-30
BALCOR REALTY INVESTORS 84
filed 1996-08-20
CIK 726927

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

(f)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 2, 1996 is incorporated by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida are incorporated herein by reference.

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

(b) Agreement of Sale and attachments thereto relating to the sale of Creekwood Apartments, Phase I, Tulsa, Oklahoma to Sentinel Acquisitions Corp. is attached hereto.

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



Date: August 20, 1996
      ----------------------------