Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 84
filed 1996-11-13
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996             1995
                                             ---------------  ---------------
Cash and cash equivalents                    $   14,198,339   $      394,701
Escrow deposits                                     931,208        1,928,712
Accounts and accrued interest receivable            634,941          663,602
Prepaid expenses                                    241,208          316,982
Deferred expenses, net of accumulated
  amortization of $704,705 in 1996
  and $1,167,664 in 1995                            287,051        1,070,357
                                             ---------------  ---------------
                                                 16,292,747        4,374,354
                                             ---------------  ---------------
Investment in real estate:
  Land                                            7,435,911       17,612,218
  Buildings and improvements                     51,304,081      118,352,136
                                             ---------------  ---------------
                                                 58,739,992      135,964,354
  Less accumulated depreciation                  26,810,380       55,896,633
                                             ---------------  ---------------
Investment in real estate, net of
  accumulated depreciation                       31,929,612       80,067,721
                                             ---------------  ---------------
                                             $   48,222,359   $   84,442,075
                                             ===============  ===============

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)
                                  (Continued)

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loans payable - affiliate                                     $    6,623,202
Accounts payable                             $      254,460          255,150
Due to affiliates                                   127,765          122,609
Accrued liabilities, principally
  real estate taxes                                 570,197        1,133,571
Security deposits                                   276,901          557,128
Mortgage notes payable                           42,529,829      101,440,696
Mortgage notes payable - affiliate                  336,872        1,852,611
                                             ---------------  ---------------
    Total liabilities                            44,096,024      111,984,967
                                             ---------------  ---------------
Limited Partners' capital (deficit)
  (140,000 Interests issued
  and outstanding)                                5,212,989      (26,027,546)

General Partner's deficit                        (1,086,654)      (1,515,346)
                                             ---------------  ---------------
    Total partners' capital (deficit)             4,126,335      (27,542,892)
                                             ---------------  ---------------
                                             $   48,222,359   $   84,442,075
                                             ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
                                             ---------------  ---------------
Income:
  Rental and service                         $   16,137,962   $   21,110,659
  Interest on short-term investments                176,578          112,715
                                             ---------------  ---------------
    Total income                                 16,314,540       21,223,374
                                             ---------------  ---------------
Expenses:
  Interest on mortgage notes payable              4,799,068        6,707,588
  Interest on short-term loans from
    an affiliate                                     49,045          460,690
  Depreciation                                    2,195,723        2,914,461
  Amortization of deferred expenses                 144,485          219,772
  Property operating                              6,575,606        7,740,107
  Real estate taxes                               1,263,699        1,594,960
  Property management fees                          822,026        1,053,668
  Administrative                                    601,424          726,001
                                             ---------------  ---------------
    Total expenses                               16,451,076       21,417,247
                                             ---------------  ---------------

Loss before gains on sales of properties,
  affiliate's participation in joint
  venture and extraordiary items                   (136,536)        (193,873)
Gains on sales of properties                     42,257,478        4,080,592
Affiliate's participation in income
  from joint venture                                                (755,586)
                                             ---------------  ---------------
Income before extraordinary items                42,120,942        3,131,133
                                             ---------------  ---------------
Extraordinary items:
  Gain on forgiveness of debt                     1,708,945           90,359
  Debt extinguishment expense                      (960,660)
                                             ---------------  ---------------
  Total extraordinary items                         748,285           90,359
                                             ---------------  ---------------
Net income                                   $   42,869,227   $    3,221,492
                                             ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


                                                    1996             1995
                                             ---------------  ---------------
Income before extraordinary items
  allocated to General Partner               $      421,209   $       31,311
                                             ===============  ===============
Income before extraordinary items
  allocated to Limited Partners              $   41,699,733   $    3,099,822
                                             ===============  ===============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)           $       297.86   $        22.14
                                             ===============  ===============
Extraordinary items allocated
  to General Partner                         $        7,483   $          904
                                             ===============  ===============
Extraordinary items allocated
  to Limited Partners                        $      740,802   $       89,455
                                             ===============  ===============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                    $         5.29   $         0.64
                                             ===============  ===============
Net income allocated to General Partner      $      428,692   $       32,215
                                             ===============  ===============
Net income allocated to Limited Partners     $   42,440,535   $    3,189,277
                                             ===============  ===============
Net income per Limited Partnership
  Interest (140,000 issued and outstanding)  $       303.15   $        22.78
                                             ===============  ===============
Distribution to Limited Partners             $   11,200,000             None
                                             ===============  ===============
Distribution per Limited
  Partnership Interest                       $        80.00             None
                                             ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
                                             ---------------  ---------------
Income:
  Rental and service                         $    3,611,090   $    7,004,719
  Interest on short-term investments                118,452           28,705
                                             ---------------  ---------------
    Total income                                  3,729,542        7,033,424
                                             ---------------  ---------------
Expenses:
  Interest on mortgage notes payable              1,071,819        2,184,870
  Interest on short-term loans from
    an affiliate                                                     128,946
  Depreciation                                      493,967          949,472
  Amortization of deferred expenses                  34,667           64,831
  Property operating                              1,776,531        2,910,236
  Real estate taxes                                 281,881          555,169
  Property management fees                          193,289          357,900
  Administrative                                    168,875          224,130
                                             ---------------  ---------------
    Total expenses                                4,021,029        7,375,554
                                             ---------------  ---------------

Loss before gains on sales of properties
  and extraordinary items                          (291,487)        (342,130)

Gains on sales of properties                     16,371,626        2,265,622
                                             ---------------  ---------------
Income before extraordinary items                16,080,139        1,923,492
                                             ---------------  ---------------
Extraordinary items:
  Gain on forgiveness of debt                     1,708,945
  Debt extinguishment expense                      (534,366)
                                             ---------------
  Total extraordinary items                       1,174,579
                                             ---------------  ---------------
Net income                                   $   17,254,718   $    1,923,492
                                             ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                    1996             1995
                                             ---------------  ---------------
Income before extraordinary items
  allocated to General Partner               $      160,801   $       19,235
                                             ===============  ===============
Income before extraordinary items
  allocated to Limited Partners              $   15,919,338   $    1,904,257
                                             ===============  ===============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)           $       113.71   $        13.60
                                             ===============  ===============
Extraordinary items allocated
  to General Partner                         $       11,746             None
                                             ===============  ===============
Extraordinary items allocated
  to Limited Partners                        $    1,162,833             None
                                             ===============  ===============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                    $         8.31             None
                                             ===============  ===============
Net income allocated to General Partner      $      172,547   $       19,235
                                             ===============  ===============
Net income allocated to Limited Partners     $   17,082,171   $    1,904,257
                                             ===============  ===============
Net income per Limited Partnership
  Interest (140,000 issued and outstanding)  $       122.02   $        13.60
                                             ===============  ===============
Distribution to Limited Partners             $   11,200,000             None
                                             ===============  ===============
Distribution per Limited
  Partnership Interest                       $        80.00             None
                                             ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
                                             ---------------  ---------------
Operating activities:
  Net income                                 $   42,869,227   $    3,221,492
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary items:
        Gain on forgiveness of debt              (1,708,945)         (90,359)
        Debt extinguishment expense                 960,660
      Gains on sales of properties              (42,257,478)      (4,080,592)
      Affiliate's participation in income
        from joint venture                                           755,586
      Depreciation of properties                  2,195,723        2,914,461
      Amortization of deferred expenses             144,485          219,771
      Net change in:
        Escrow deposits                             976,433           83,472
        Accounts and accrued interest
          receivable                                 28,661          312,084
        Prepaid expenses                             75,774         (488,715)
        Accounts payable                             37,577          (55,693)
        Due to affiliates                             5,156         (107,889)
        Accrued liabilities                        (546,089)         188,348
        Security deposits                          (280,227)         (22,711)
                                             ---------------  ---------------
  Net cash provided by operating activities       2,500,957        2,849,255
                                             ---------------  ---------------

Investing activities:
  Proceeds from redemption of
    restricted investment                                            700,000
  Proceeds from sales of properties              63,377,646       12,390,000
  Payment of selling costs                       (1,486,536)        (610,180)
                                             ---------------  ---------------
  Net cash provided by investing activities      61,891,110       12,479,820
                                             ---------------  ---------------

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

Financing activities:
  Distribution to Limited Partners              (11,200,000)
  Distributions to joint venture
    partner - affiliate                                             (445,589)
  Repayment of loans payable - affiliate         (6,623,202)      (5,210,000)
  Proceeds from issuance of mortgage note
    payable - affiliate                             137,654
  Repayment of mortgage notes payable           (31,761,649)      (9,833,903)
  Principal payments on mortgage
    notes payable                                  (840,464)      (1,084,835)
  Principal payments on mortgage
    notes payable - affiliate                                       (114,600)
  Release of financing escrows                       21,071          416,948
  Payment of prepayment penalties                  (321,839)
                                             ---------------  ---------------
  Net cash used in financing activities         (50,588,429)     (16,271,979)
                                             ---------------  ---------------

Net change in cash and cash equivalents          13,803,638         (942,904)
Cash and cash equivalents at beginning
  of year                                           394,701        1,311,019
                                             ---------------  ---------------
Cash and cash equivalents at end of period   $   14,198,339   $      368,115
                                             ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $4,666,970 and $6,567,196, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost:   $ 132,300    $ 21,480     $ 127,765


During the quarter ended March 31, 1996, the Partnership repaid the entire balance of the General Partner loan, which had an outstanding balance of $6,623,202 at December 31, 1995, primarily with proceeds from the sale of Chimney Ridge Apartments. (See Note 4 of Notes to Financial Statements for additional information.) During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense of $49,045 and $460,690 and paid interest expense of $119,165 and $490,948 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

As of September 30, 1996, the Partnership had a $336,872 junior loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments with accrued interest payable on this loan totaling $2,948, which is included in accrued liabilities on the balance sheet. In September 1996, the junior loan outstanding from TBC relating to Chestnut Ridge - Phase II Apartments was increased by $137,654 in order to provide the minimum net proceeds required from the sale of this property. Subsequently, this $1,653,393 loan, along with accrued interest of $55,552 was forgiven in connection with the sale. See Notes 4 and 5 of Notes to Financial Statements for additional information. During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on these affiliate loans of $132,098 and $140,392 and paid interest expense of $111,865 and $155,554, respectively.

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

(d) In June 1996, the Partnership sold the Ridgetree - Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. The basis of the property was $8,491,725, which is net of accumulated depreciation of $5,512,986. For financial statement purposes, the Partnership recognized a gain of $2,482,275 from the sale of this property.

(e) In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. The basis of the property was $10,571,735, which is net of accumulated depreciation of $7,676,011. For financial statement purposes, the Partnership recognized a gain of $11,446,765 from the sale of this property.

(f) In September 1996, the Partnership sold the Creekwood - Phase I Apartments in an all cash sale for $8,389,800. From the proceeds of the sale, the Partnership paid $5,604,985 to the third party mortgage holder in full satisfaction of the first mortgage loan, $192,581 in selling costs and $168,150 in prepayment penalties. The basis of the property was $4,284,091, which is net of accumulated depreciation of $2,758,600. For financial statement purposes, the Partnership recognized a gain of $3,913,128 from the sale of this property.

(g) In September 1996, the Partnership sold the Chestnut Ridge - Phase II Apartments in an all cash sale for $4,696,600. From the proceeds of the sale, the Partnership paid $3,073,783 to the third party mortgage holder in full satisfaction of the first loan, $165,482 in selling costs and $153,689 in prepayment penalties. The Partnership received net proceeds of $1,303,646 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,441,300 were to be received from the sale of this property. As a result, $137,654 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The basis of the property was $3,519,385, which is net of accumulated depreciation of $2,163,522. For financial statement purposes, the Partnership recognized a gain of $1,011,733 from the sale of this property.

5. Extraordinary Items:

(a) In connection with the sales of the Chestnut Ridge - Phase II and the Creekwood Phase I apartment complexes during 1996, the Partnership paid $321,839 of loan prepayment penalties. In addition, the Partnership fully amortized the remaining deferred financing fees in the amount of $638,821 as a result of the sales of the Partnership's properties during 1996. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

(b) In connection with the sale of the Chestnut Ridge - Phase II Apartments, the junior loan due to TBC, which had an outstanding balance of $1,708,945, including accrued interest of $55,552, was forgiven which resulted in an extraordinary gain on forgiveness of debt for financial statement purposes.

6. Subsequent Events:

(a) In October 1996, the Partnership paid $11,200,000 ($80.00 per Interest) to Limited Partners representing an initial quarterly distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996 and a special distribution of Net Cash Proceeds of $76.00 per Interest from proceeds received in connection with the sales of the Canyon Sands, Ridgetree - Phase I, Sunnyoak Village and Creekwood - Phase I apartment complexes.

(b) In November 1996, the Partnership sold the Quail Lakes Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $6,683,238 to the third party mortgage holder in full satisfaction of the first mortgage loan, $350,201 in selling costs and $267,330 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $4,053,000 from the sale of this property during the fourth quarter of 1996.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. Six of these properties were sold in prior years and eight were sold in 1996, including the Quail Lakes Apartments which was sold in November 1996. Title to five properties, including the property in which the Partnership held a minority joint venture interest, have been relinquished through foreclosure in prior years. The Partnership continues to operate the five remaining properties.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold seven properties during the nine months ended September 30, 1996 and recognized significant gains on these sales for financial statement purposes. As a result of these gains, the Partnership generated substantially higher net income during the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the Pinebrook and Drayton Quarter apartment complexes in 1995 and the Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Ridgetree - Phase I and Sunnyoak Village apartment complexes in 1996. As a result, the Partnership recognized gains of $4,080,592 on the 1995 sales and $42,257,478 on the 1996 sales during the nine months ended September 30, 1995 and September 30, 1996, respectively. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995. These decreases were partially offset by the events described below.

Five of the Partnership's six remaining properties at September 30, 1996 experienced higher rental rates in 1996 which resulted in increased rental and service income and property management fees and partially offset the decreases from the nine property sales.

Proceeds received during the second and third quarters of 1996 in connection with the sales of the Antlers, Canyon Sands, Chestnut Ridge - Phase II, Creekwood - Phase I, Ridgetree - Phase I and Sunnyoak Village apartment complexes were invested in short-term interest bearing investments prior to their distribution to Limited Partners in July and October 1996 and resulted in increased interest income on short-term investments during 1996 as compared to 1995.

Due to decreases in the short-term loan balance during 1995 and its repayment in March 1996, interest expense on short-term loans from an affiliate decreased during the nine months ended September 30, 1996 as compared to the same period in 1995 and ceased during the quarter ended September 30, 1996.

Costs were incurred for repair and maintenance expenditures, which included structural repairs, landscaping and replacement of floor coverings, at certain of the Partnership's six remaining properties at September 30, 1996. These costs resulted in increased property operating expense and partially offset the decrease from the nine property sales.

Due to lower accounting fees and legal fees, administrative expenses decreased during 1996 as compared to 1995. This decrease was partially offset by higher consulting, printing and postage costs incurred in connection with the Partnership's response to a tender offer during 1996.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the property's sale in 1995, affiliate's participation in income from joint venture ceased during 1996.

Due to the 1996 property sales, remaining unamortized deferred financing fees in the amount of $638,821 were fully amortized. In addition, in connection with the sales of the Chestnut Ridge - Phase II and the Creekwood - Phase I apartment complexes, the Partnership paid $321,839 of loan prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense during 1996.

As a result of the sale of the Chestnut Ridge - Phase II Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,708,945 during 1996. During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $13,804,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to proceeds received from the sales of the Chestnut Ridge - Phase II, Creekwood - Phase I and Sunnyoak Village apartment complexes. The Partnership received cash totaling approximately $2,501,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses. The Partnership also received cash of approximately $61,891,000 from its investing activities relating to the sales of the Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Ridgetree - Phase I, and Sunnyoak Village apartment complexes. The Partnership used cash to fund its financing activities which consisted primarily of the payment of a distribution totaling $11,200,000 to Limited Partners; the repayment of the $6,623,202 loan from the General Partner; the repayment of the mortgage notes payable of approximately $31,762,000 and the payment of loan prepayment penalties of approximately $322,000 in connection with the sales of the Chestnut Ridge - Phase II, Creekwood - Phase I, Ridgetree - Phase I, and Sunnyoak Village apartment complexes; and principal payments on mortgage notes payable of approximately $840,000. The Partnership also made a special distribution to Limited Partners from Net Cash Proceeds in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996, five of the six properties owned by the Partnership at September 30, 1996 generated positive cash flow and one generated a marginal cash flow deficit. During the same period in 1995, all six properties generated positive cash flow. The Courtyards of Kendall Apartments, which had generated positive cash flow during 1995, generated a marginal cash flow deficit during 1996 as a result of slightly higher property operating expenses. As of September 30, 1996, the occupancy rates of the Partnership's properties ranged from 94% to 99% except for the Briarwood Apartments which had an occupancy rate of 89%.

The Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood
- Phase I and Sunnyoak Village apartment complexes, which were sold in 1996, all generated positive cash flow during 1995 and prior to their sales in 1996. The Ridgetree - Phase I apartment complex, which was sold in June 1996, generated a marginal deficit during 1995 and prior to its sale in 1996. The Pinebrook apartment complex, which was sold in February 1995, generated a marginal deficit prior to its sale in 1995 and the Drayton Quarter apartment complex, which was sold in July 1995, generated positive cash flow prior to its sale.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During 1996, the Partnership sold the

Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I and Sunnyoak Village apartment complexes. Currently, the Partnership has entered into contracts to sell the Chesapeake, Courtyards of Kendall, Somerset Pointe and Woodland Hills apartment complexes for sales prices of $7,950,000, $11,310,000, $18,833,333 and
$7,500,000, respectively.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the Canyon Sands Apartments took title subject to the existing first mortgage loan in the amount of $8,957,106. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. Pursuant to the terms of the sale, the Partnership was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Ridgetree - Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. Pursuant to the terms of the sale, the Partnership was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. Pursuant to the terms of the sale, the Partnership was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Creekwood - Phase I Apartments in an all cash sale for $8,389,800. From the proceeds of the sale, the Partnership paid $5,604,985 to the third party mortgage holder in full satisfaction of the first mortgage loan, $192,581 in selling costs and $168,150 of prepayment penalties. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Chestnut Ridge - Phase II Apartments in an all cash sale for $4,696,600. From the proceeds of the sale, the Partnership paid $3,073,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, $165,482 in selling costs and $153,689 of prepayment penalties. The Partnership received net proceeds of $1,303,646 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,441,300 were to be received from the sale of this property. As a result, $137,654 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The entire balance of this junior loan was then forgiven by TBC. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until December 1996. The proceeds will be distributed in a special distribution to the Limited Partners in January 1997. See Note 4 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Quail Lakes Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $6,683,238 to the third party mortgage holder in full satisfaction of the first mortgage loan, $350,201 in selling costs and $267,330 of prepayment penalties. A majority of the proceeds will be distributed in a special distribution to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

Each of the Partnership's remaining properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. With the exception of the loan collateralized by the Courtyards of Kendall Apartments, which matures in June 1997, the Partnership has no third party financing which matures prior to 1998. As previously mentioned, this property is currently under contract to be sold.

During October 1996, the Partnership paid $11,200,000 ($80.00 per Interest) to Limited Partners representing an initial quarterly distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996 and a special distribution of Net Cash Proceeds of $76.00 per Interest from proceeds received in connection with the sales of the Canyon Sands, Ridgetree - Phase I, Sunnyoak Village and Creekwood - Phase I apartment complexes. Including the October 1996 distribution, Limited Partners have received cumulative distributions totaling $160.00 per $1,000 Interest, of which $4.00 represents Cash Flow from operations and $156.00 represents a return of Original Capital. As the remaining properties are sold, the Partnership will distribute the sale proceeds to Limited Partners. Additionally, the Partnership will distribute the cash flow from property operations. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5. Other Information
-------------------------

Quail Lakes Apartments
----------------------

As previously reported, on October 21, 1996, the Partnership contracted to sell the Quail Lakes Apartments, Oklahoma City, Oklahoma to an unaffiliated party, NCH Corporation, an Arizona corporation, for a sale price of $10,500,000. The sale closed on November 1, 1996. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan in the amount of $6,683,238, prepayment penalties of $267,330, closing costs of $35,201, and $210,000 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property received a fee of $105,000 for services rendered in connection with the sale of the property. The Partnership received approximately $3,199,231, representing the net proceeds.

Somerset Pointe Apartments
--------------------------

In 1983, the Partnership acquired Somerset Pointe Apartments, Las Vegas, Nevada, utilizing approximately $8,188,580 of offering proceeds. The property was acquired subject to first mortgage financing of $12,187,000.

In September 1996, the Partnership contracted to sell the property to an unaffiliated party AIMCO Properties, L.P., a Delaware limited partnership ("AIMCO"), for a sale price of $18,720,655. AIMCO was obligated under the agreement of sale to deposit $321,937 into an escrow account as earnest money upon completion of its due diligence review. AIMCO failed to make the deposit and, as a result, the sale of the property to AIMCO was not consummated.

On November 5, 1996, the Partnership contracted to sell the property for a sale price of $18,833,333 to an unaffiliated party, DKS Associates. The purchaser has deposited $321,937 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled for December 16, 1996. Upon notice to the other party, no later than December 9, 1996, the Partnership and purchaser each have the right to extend the closing to January 9, 1997. From the proceeds of the sale, the Partnership will repay the outstanding balance of the first mortgage loan, which is expected to be approximately $10,759,000 at closing, and $188,333 to an unaffiliated party as a brokerage commission. The Partnership will receive the remaining proceeds of approximately $7,886,000, less closing costs. Of such proceeds, $321,937 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The purchaser has simultaneously contracted to purchase two properties adjacent to the property, one of which is owned by an affiliate of the General Partner (the "Affiliate") and one of which is owned by an unaffiliated party. A default by the purchaser, the Partnership or any other seller under any agreement of sale will be considered a default under all three agreements. If the agreements are terminated due to a default by the Partnership or another seller, the purchaser will be entitled to receive a return of its earnest money and interest accrued thereon plus additional damages in an amount equal to the earnest money deposits. If the agreements are terminated due to a default by the purchaser, the Partnership and other sellers will retain all earnest money and interest accrued thereon. In the event the purchaser terminates any agreement, other than by a default, the other agreements will also be terminated, and the purchaser will receive a return of all earnest money previously deposited plus interest accrued thereon.

If the agreements are terminated due to a default by the unaffiliated seller, such seller is obligated to reimburse the Partnership and the Affiliate for any damages paid by them to the purchaser arising from the termination. If the agreements are terminated due to a default by the Partnership or Affiliate, such sellers are obligated to reimburse the unaffiliated seller for any damages paid to the purchaser arising from the termination.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

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

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Partnership's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of the Sunnyoak Village Apartments, Overland Park, Kansas previously filed as Exhibit
(2)(d) to the Partnership's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(d)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 2, 1996 is incorporated herein by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(i) to the Partnership's Current Report on Form 8-K dated August 27, 1996, are incorporated herein by reference.

(ii) Letter dated September 9, 1996, relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(ii) to the Partnership's Current Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(iii) Letter agreement dated September 12, 1996 relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit 99(c) to the Partnership's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(f) (i) Agreement of Sale and attachments thereto, dated September 25, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated September 24, 1996, are incorporated herein by reference.

(ii) Agreement of Sale and attachments thereto, dated November 9, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, is attached hereto.

(g)(i) Agreement of Sale and attachments thereto relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(i) to the Partnership's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(ii) to the Partnership's Current Report on Form 8-K dated October 18, 1996, is incorporated herein by reference.

(h) Agreement of Sale and attachments thereto relating to the sale of the Quail Lakes Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.


(27) Financial Data Schedule of the Registrant for the quarter ending September 30, 1996, is attached hereto.

(b) Reports on Form 8-K

(i) A Current Report on Form 8-K dated August 27, 1996 was filed reporting the contract to sell the Woodland Hills Apartments in Irving, Texas, and the termination of the contract to sell Courtyards of Kendall Apartments in Dade County, Florida.

(ii) A Current Report on Form 8-K dated August 30, 1996 was filed reporting the contract to sell the Chestnut Ridge Apartments, Phase II, in Fort Worth, Texas, the amendment and closing of the sale of Creekwood Apartments, Phase I in Tulsa, Oklahoma, and the agreement to extend the closing of the sale of Woodland Hills Apartments in Irving, Texas.

(iii) A Current Report on Form 8-K dated September 24, 1996 was filed reporting the contract to sell the Somerset Pointe Apartments in Las Vegas, Nevada.

(iv) A Current Report on Form 8-K dated October 18, 1996 was filed reporting each of the contracts to sell Chesapeake, Quail Lakes and Courtyards of Kendall apartment complexes in Harris County, Texas; Oklahoma City, Oklahoma; and Dade County, Florida, respectively and the letter agreement and closing of the sale of Chestnut Ridge Apartments, Phase II, in Fort Worth, Texas.

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



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Partners-XV, the General Partner



Date:  November 13, 1996
      ----------------------------