Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 84
filed 1997-03-28
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

2355 Waukegan Road
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

The Registrant utilized the net offering proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Registrant has since disposed of twenty-one of these properties, including the Somerset Pointe Apartments which was sold in January 1997 and the property in which the Registrant had a minority joint venture interest. As of December 31, 1996, the Registrant owned the three properties described under "Item 2. Properties." The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as
Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4%
in 1996.  While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas
is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During 1996, the Registrant sold ten properties. The Registrant also sold the Somerset Pointe Apartments in January 1997 and is actively marketing the remaining two properties. The timing of the termination of the Registrant and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During 1996, the Registrant sold ten properties in all cash sales for $115,436,400. During January 1997, the Registrant sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. See "Item 7. Liquidity and Capital Resources" for additional information.

Activity for the purchase of Limited Partnership Interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the Interests. In the event a tender offer is made for Interests in the Registrant, the General Partner will issue a response to Limited Partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Other Information
-----------------

Courtyards of Kendall Apartments
--------------------------------

As previously reported in the Registrant's Form 8-K dated January 30, 1997, on January 30, 1997, the Registrant contracted to sell the Courtyards of Kendall Apartments, Dade County, Florida, to an unaffiliated party, Waterton Associates, LLC, a limited liability company, for a sale price of $11,300,000. On February 27, 1997, the purchaser exercised its option to terminate the agreement of sale and a closing of the sale will not occur. Pursuant to the agreement of sale, the $50,000 in earnest money previously deposited by the purchaser and interest accrued thereon was returned to the purchaser.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the three properties described below, all of which are owned in fee simple.

Location                     Description of Property
--------                     -----------------------

Chandler, Arizona            Briarwood Place Apartments: a 268-unit apartment
                             complex located on approximately 15 acres.

Dade County, Florida         Courtyards of Kendall Apartments: a 300-unit
                             apartment complex located on approximately 20 acres.

Las Vegas, Nevada          * Somerset Pointe Apartments: a 452-unit apartment
                             complex located on approximately 26 acres.

* This property was sold during January 1997. See Note 14 of Notes to Financial Statements for additional information.

Each of the properties is held subject to various forms of mortgage loans as described in more detail in Note 5 of Notes to the Financial Statements.

The average occupancy and the effective average rent per unit for each of the last five years for the three properties owned by the Registrant at December 31, 1996 are described below. Apartment units in these properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property.

                      1996      1995      1994      1993      1992
                      ----      ----      ----      ----      ----
Briarwood Place
  Occupancy rate      93%       96%       97%       98%       97%
  Effective rent      $584      $574      $530      $470      $439

Courtyards of Kendall
  Occupancy rate      98%       96%       97%       93%       98%
   Effective rent     $709      $706      $689      $651      $596

Somerset Pointe
  Occupancy rate      90%       97%       96%       97%       94%
  Effective rent      $614      $605      $608      $555      $530

Real estate taxes incurred for 1996 for the above properties totaled $445,144.

The federal tax basis of the Registrant's properties totaled $32,141,590 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 18 years using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.


Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations - Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 11,465.


Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1996       1995        1994        1993         1992
                  ----------- ----------- ----------- ------------ -----------
Total income     $19,030,209 $28,134,122 $30,392,509  $30,159,179 $30,525,777
Loss before gains
 on sale of assets
 and extraordinary
 items              (415,736) (1,166,028) (2,814,657)  (3,588,955) (5,092,181)
Net income (loss) 52,406,576   3,004,923   5,572,852    2,809,966  (5,092,181)
Net income (loss)
  per Limited
  Partnership
  Interest            370.59       21.25       39.41        19.87      (36.01)
Total assets      29,290,928  84,442,075  98,385,353  117,468,061 128,763,485
Mortgage notes
  payable         26,039,303 103,293,307 114,779,433  136,404,898 149,910,843
Distributions per
  Limited
  Partnership
  Interest (A)       160.00         None        None         None        None

(A) This amount includes distributions of original capital of $156.00 per Limited Partnership Interest.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Realty Investors - 84 (the "Partnership") sold ten properties. As a result, the Partnership recognized significant gains for financial statement purposes which was the primary reason for the increase in net income during 1996 as compared to 1995. During 1994, the Partnership sold two properties and repaid the related loans at a discount. The Partnership also sold two properties in 1995. As a result of these transactions and the timing of their related gains, the Partnership generated decreased net income during 1995 as compared to 1994.

Operations
----------

1996 Compared to 1995
---------------------

Due to the sales of the Pinebrook and Drayton Quarter apartment complexes in 1995 and the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes in 1996, rental and service income decreased approximately $9,187,000 during 1996 as compared to 1995. Higher rental rates at the three remaining properties during 1996 partially offset the decrease in rental and service income due to the sales by approximately $157,000.

Proceeds received during 1996 in connection with the property sales were invested in short-term interest bearing investments prior to being distributed to the Limited Partners. As a result, interest income on short-term investments increased during 1996 as compared to 1995.

Due to the ten property sales and the repayment of the related mortgage notes payable during 1996 and the two property sales during 1995, interest expense on mortgage notes payable decreased during 1996 as compared to 1995.

Due to decreases in the short-term loan balance during 1995 and its repayment in March 1996 from property sale proceeds, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

As a result of the ten property sales during 1996 and the two sales during 1995, depreciation expense decreased during 1996 as compared to 1995.

As a result of the ten property sales during 1996 and the two sales during 1995, amortization expense decreased during 1996 as compared to 1995.

Property operating expense decreased during 1996 compared to 1995 by approximately $2,663,000 due to the ten sales during 1996 and the two sales during 1995. This decrease was partially offset by approximately $221,000 by increases in repair and maintenance expenditures, which included structural repairs, landscaping and replacement of floor coverings, at the Briarwood Place and Courtyards of Kendall apartment complexes.

Due to the ten property sales during 1996 and the two sales during 1995, real estate taxes decreased during 1996 as compared to 1995.

As a result of the lower rental and service income due to the property sales, property management fees decreased during 1996 as compared to 1995.

The Partnership incurred higher legal and consulting fees in connection with a response to a tender offer during 1995. As a result, administrative expense decreased during 1996 as compared to 1995.

Due to the ten property sales in 1996 and the two property sales in 1995, the Partnership recognized gains on sales of $52,611,265 and $4,080,592 in 1996 and 1995, respectively.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the property's sale in 1995, affiliate's participation in income from joint venture ceased during 1996.

As a result of the sale of the Chestnut Ridge - Phase II Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,714,747 during 1996. During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Due to the 1996 property sales, remaining unamortized deferred financing fees in the amount of $818,320 were written off. In addition, in connection with the sales of the Chestnut Ridge - Phase II, Creekwood - Phase I, Quail Lakes and Woodland Hills apartment complexes, the Partnership paid $685,380 of loan prepayment penalties. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense during 1996.

1995 Compared to 1994
---------------------

Due to the sales of the Ridgepoint Hill and Ridgepoint View apartment complexes in August 1994 and the sales of the Pinebrook and Drayton Quarter apartment complexes in February and July of 1995, respectively, rental and service income decreased approximately $3,705,000 in 1995 as compared to 1994. This decrease was partially offset by increased rental and service income of approximately $1,432,000 at all thirteen of the Partnership's remaining properties.

Due to higher average cash balances and higher average interest rates on short-term interest bearing instruments, interest income on short-term investments increased during 1995 as compared to 1994.

As a result of the two property sales in 1995 and the two sales during 1994, interest expense on mortgage notes payable decreased in 1995 as compared to 1994.

Due to decreases in the short term loan balance, interest expense on short-term loans from an affiliate decreased during 1995 as compared to 1994. This decrease was partially offset by increases in interest rates during 1995.

As a result of the two property sales in 1995 and the two sales during 1994, depreciation expense decreased during 1995 as compared to 1994.

The March 1994 refinancing of the Chestnut Ridge Phase II mortgage loan and the August 1994 sale of the Ridgepoint Hill and Ridgepoint View apartment complexes resulted in the full amortization during 1994 of deferred expenses related to the prior loans. This resulted in a decrease in amortization expense during 1995 as compared to 1994.

Property operating expenses decreased by approximately $1,769,000 in 1995 as compared to 1994 due to the sales discussed above. This decrease was partially offset by higher property operating and repair and maintenance expenditures, which included replacement of floor coverings and utility expense of approximately $166,000 at Courtyards of Kendall Apartments.

Real estate tax expense decreased during 1995 when compared to 1994 due primarily to the property sales in 1995 and 1994.

In August 1994, the Partnership sold the Ridgepoint Hill and Ridgepoint View apartment complexes and sold the Pinebrook and Drayton Quarter apartment complexes in February and July 1995, respectively. As a result, the Partnership recognized gains of $4,080,592 and $5,596,294 on the sales of the properties during 1995 and 1994, respectively,

The gain recognized in connection with the sale of the Pinebrook Apartments resulted in affiliate's participation in income from joint venture during 1995 as compared to a loss during 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties in 1995. Using the proceeds from the August 1994 Ridgepoint Hill and Ridgepoint View apartment complex sales, the Partnership repaid the first and second mortgage loans and third unsecured mortgage loan from an affiliate of the General partner at a discount and recognized an extraordinary gain on forgiveness of debt of $2,791,215.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996, increased by approximately $10,760,000 when compared to December 31, 1995 primarily due to net proceeds received from the fourth quarter 1996 property sales. In January 1997, the Partnership made a special distribution of $9,380,000 to Limited Partners consisting primarily of proceeds received in connection with these sales. The Partnership received cash totaling approximately $1,838,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses and prepayment penalties. The Partnership also received cash of approximately $87,040,000 from its investing activities relating to the property sales. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions totaling $22,400,000 to Limited Partners; the repayment of the $6,623,202 loan from the General Partner; the repayment of mortgage notes payable of approximately $48,442,000, and principal payments on mortgage notes payable of approximately $988,000.

During March 1996, the Partnership repaid the General Partner loan which had a balance of $6,623,202 at December 31, 1995, primarily with the proceeds from the sale of the Chimney Ridge Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996, two of the three properties owned by the Partnership generated positive cash flow and one generated a marginal cash flow deficit. During the same period in 1995, all three properties generated positive cash flow. The Courtyards of Kendall Apartments, which had generated positive cash flow during 1995, generated a marginal cash flow deficit during 1996 as a result of slightly higher property operating expenses. As of December 31, 1996, the occupancy rates of the Briarwood Place, Courtyards of Kendall and Somerset Pointe apartment complexes were 99%, 100% and 88%, respectively.

The Antlers, Canyon Sands, Chesapeake, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Sunnyoak Village and Woodland Hills apartment complexes, which were sold in 1996, all generated positive cash flow during 1995 and prior to their sales in 1996. The Ridgetree - Phase I apartments, which was sold in June 1996, generated a marginal deficit during 1995 and prior to its sale in 1996. The Chestnut Ridge - Phase II Apartments, generated positive cash flow during 1995 and a marginal cash flow deficit prior to its sale in September 1996. The Pinebrook and Drayton Quarter apartment complexes generated marginal cash flow deficits prior to their sales in February and July 1995, respectively.

During 1996, the Partnership sold ten properties. In addition, the Partnership sold the Somerset Pointe Apartments in January 1997. Currently, the Partnership is actively marketing the remaining two properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser of the Chimney Ridge Apartments took title subject to the existing first mortgage loan in the amount of $7,242,788. From the proceeds of the sale, the Partnership paid $336,642 in selling costs. The remainder of the proceeds were used to repay the remaining General Partner loans. See Note 10 of Notes to Financial Statements for additional information.

In May 1996, the Partnership sold the Antlers Apartments in an all cash sale for $15,000,000. The purchaser of the Antlers Apartments took title subject to the existing first mortgage loan in the amount of $10,108,860. From the proceeds of the sale, the Partnership paid $86,456 in selling costs. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. See Note 10 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the Canyon Sands Apartments took title subject to the existing first mortgage loan in the amount of $8,957,106. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. The full amount of the holdback was released in October 1996. See Notes 5 and 10 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Ridgetree - Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in July 1996. The full amount of the holdback was released in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until October 1996. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in October 1996. The full amount of the holdback was released in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Creekwood - Phase I Apartments in an all cash sale for $8,389,800. From the proceeds of the sale, the Partnership paid $5,604,985 to the third party mortgage holder in full satisfaction of the first mortgage loan, $203,068 in selling costs and $168,150 of prepayment penalties. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in October 1996. See Notes 5 and 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Chestnut Ridge - Phase II Apartments in an all cash sale for $4,696,600. From the proceeds of the sale, the Partnership paid $3,073,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, $171,284 in selling costs and $153,689 of prepayment penalties. The Partnership received net proceeds of $1,297,844 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,441,300 were to be received from the sale of this property. As a result, $143,456 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from The Balcor Company ("TBC"). The entire balance of this junior loan was then forgiven by TBC. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until December 1996, at which time the full amount of the holdback was released. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Quail Lakes Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $6,696,933 in full satisfaction of the first and second mortgage loans, $350,201 in selling costs and $267,330 of prepayment penalties. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in January 1997. See Notes 5 and 10 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Woodland Hills Apartments in an all cash sale for $7,300,000. From the proceeds of the sale, the Partnership paid $4,910,568 to the third party mortgage holder in full satisfaction of the first mortgage loan, $258,500 in selling costs, and $96,211 of prepayment penalties. The Partnership received net proceeds of $2,034,721 from the sale. Pursuant to the terms of the 1993 refinancing of this property, minimum net proceeds of $1,800,000 were to be received from the sale of this property. In addition, the terms of the sale required that $250,000 of the proceeds were retained by the Partnership until February 1997. The full amount of the holdback was released in February 1997, at which time the Partnership paid $234,721 in full satisfaction of the second mortgage loan payable to TBC, an affiliate of the General Partner. This represents a discount of $102,151 which will be recognized as debt forgiveness income in 1997. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in January 1997. See Notes 5 and 10 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Chesapeake Apartments in an all cash sale for $7,950,000. From the proceeds of the sale, the Partnership paid $5,072,714 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $249,579 of selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds will be retained by the Partnership until June 1997. The remainder of the proceeds were distributed in a special distribution to the Limited Partners in January 1997. See Notes 5 and 10 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan and $367,173 in selling costs. Pursuant to the terms of the sale, $321,937 of the proceeds will be retained by the Partnership until April 1997. The remainder of the available proceeds will be distributed to Limited Partners in 1997.

The Partnership's two remaining properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The loan collateralized by the Courtyards of Kendall Apartments matures in June 1997. The Partnership is currently marketing the property for sale. The Partnership expects that the property will be sold prior to June 1997.

In January 1997, the Partnership paid $9,380,000 ($67.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution consisting primarily of proceeds received in connection with the sales of the Chesapeake, Chestnut Ridge Phase II, Quail Lakes and Woodland Hills apartment complexes. The Partnership commenced distributions to Limited Partners in July 1996. Including the January 1997 distribution, Limited Partners have received cash distributions totaling $227.00 per $1,000 Interest. Of this amount, $4.00 represents Cash Flow from operations and $223.00 represents a return of Original Capital. Future distributions will be made from proceeds received from the sales of the remaining properties, as to which there can be no assurances. In light of the results to date, investors will not recover a substantial portion of their original investment.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1996           December 31, 1995
                    -------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $29,290,928  $19,222,624  $84,442,075   $55,195,888
Partners' capital
  (deficit) accounts:
    General Partner     (991,280)  (1,666,700)  (1,515,346)  (11,049,547)
    Limited Partners   3,454,964   10,513,854  (26,027,546)  (45,083,915)
Net income:
    General Partner      524,066    9,382,847       30,049       181,334
    Limited Partners  51,882,510   77,997,769    2,974,874     4,245,205
    Per Limited Part-
      nership Interest    370.59       557.13        21.25         30.32

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary

Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.


Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,242 in 1996 with respect to one of the executive officers and directors of Balcor Partners-XV, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
--------------------------------------------------------------

Limited             WIG 84              10,858.73      7.68%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        8,043.61       5.69%
Partnership         Acquisition         Limited
Interests           VII,                Partnership
                    Greenville,         Interests
                    South Carolina

For purposes of this Item 12, WIG 84 Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 13.37% of the Interests.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of the Sunnyoak Village Apartments, Overland Park, Kansas previously filed as Exhibit
(2)(d) to the Registrant's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(d)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 2, 1996 is incorporated herein by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated August 27, 1996, are incorporated herein by reference.

(ii) Letter dated September 9, 1996, relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(iii) Letter agreement dated September 12, 1996 relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit 99(c) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(f) (i) Agreement of Sale and attachments thereto, dated September 25, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 24, 1996, are incorporated herein by reference.

(ii) Agreement of Sale and attachments thereto, dated November 9, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as exhibit (10)(f)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference.

(g)(i) Agreement of Sale and attachments thereto relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(i) to the Registrant's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(ii) to the Registrant's Current Report on Form 8-K dated October 18, 1996, is incorporated herein by reference.

(h) Agreement of Sale and attachments thereto relating to the sale of the Quail Lakes Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(i)(i) Agreement of Sale and attachments thereto relating to the sale of the Courtyards of Kendall Apartments, Dade, County, Florida, previously filed as exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.

(ii) First Amendment to the Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.

(iii) Notice of Disapproval dated February 27, 1997, relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, is attached hereto.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K

(i) A Current Report on Form 8-K dated October 18, 1996 was filed reporting each of the contracts to sell Chesapeake, Quail Lakes and Courtyards of Kendall apartment complexes in Harris County, Texas; Oklahoma City, Oklahoma; and Dade County, Florida, respectively and the letter agreement and closing of the sale of Chestnut Ridge Apartments, Phase II, in Fort Worth, Texas.

(iii) A Current Report on Form 8-K dated November 13, 1996 was filed reporting a change in the use of proceeds from the sale of the Chesapeake Apartments in Harris County, Texas to repay the outstanding third party mortgage loan, the termination of the contract signed October 24, 1996 to sell the Courtyards of Kendall Apartments in Dade County, Florida, the agreement to extend the sale of the Somerset Pointe Apartments in Las Vegas, Nevada and the agreement to reduce the sales price of the Woodland Hills Apartments in Irving, Texas.

(c) See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS-84


                         By: /s/Jayne A. Kosik
                             ----------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XV,
                             the General Partner

Date: March 27, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
/s/Thomas E. Meador      the General Partner                March 27, 1997
----------------------                                      --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Partners-XV,
 /s/Jayne A. Kosik       the General Partner                March 27, 1997
----------------------                                      --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III -  Real Estate and Accumulated Depreciation, as of December 31, 1996.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-84 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                              1996              1995
                                          ---------------   --------------
Cash and cash equivalents                 $   11,154,753    $     394,701
Escrow deposits                                   68,590        1,928,712
Accounts and accrued interest receivable       1,118,147          663,602
Prepaid expenses                                  74,940          316,982
Deferred expenses, net of accumulated
  amortization of $562,860 in 1996
  and $1,167,664 in 1995                          88,171        1,070,357
                                          ---------------   --------------
                                              12,504,601        4,374,354
                                          ---------------   --------------
Investment in real estate:
  Land                                         3,990,086       17,612,218
  Buildings and improvements                  28,635,248      118,352,136
                                          ---------------   --------------
                                              32,625,334      135,964,354
  Less accumulated depreciation               15,839,007       55,896,633
                                          ---------------   --------------
Investment in real estate, net of
  accumulated depreciation                    16,786,327       80,067,721
                                          ---------------   --------------
                                          $   29,290,928    $  84,442,075
                                          ===============   ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loans payable - affiliate                                   $   6,623,202
Accounts payable                          $      341,315          255,150
Due to affiliates                                187,913          122,609
Accrued liabilities, principally
  real estate taxes                               42,465        1,133,571
Security deposits                                216,248          557,128
Mortgage notes payable                        25,702,431      101,440,696
Mortgage notes payable - affiliate               336,872        1,852,611
                                          ---------------   --------------
    Total liabilities                         26,827,244      111,984,967
                                          ---------------   --------------
Commitments and contingencies
Limited Partners' capital (deficit)
  (140,000 Interests issued
  and outstanding)                             3,454,964      (26,027,546)
General Partner's deficit                       (991,280)      (1,515,346)
                                          ---------------   --------------
    Total partners' capital (deficit)          2,463,684      (27,542,892)
                                          ---------------   --------------
                                          $   29,290,928    $  84,442,075
                                          ===============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994


                                Partners' Capital (Deficit) Accounts
                            -------------- -------------- --------------
                                               General        Limited
                                 Total         Partner     Partners (A)
                            -------------- -------------- --------------

Balance at
  December 31, 1993         $ (36,120,667) $  (1,601,123) $ (34,519,544)

Net income for the year
  ended December 31, 1994       5,572,852         55,728      5,517,124
                            -------------- -------------- --------------
Balance at
  December 31, 1994           (30,547,815)    (1,545,395)   (29,002,420)

Net income for the year
  ended December 31, 1995       3,004,923         30,049      2,974,874
                            -------------- -------------- --------------
Balance at
  December 31, 1995           (27,542,892)    (1,515,346)   (26,027,546)

Cash distributions to
  Limited Partners (B)        (22,400,000)                  (22,400,000)

Net income for the year
  ended December 31, 1996      52,406,576        524,066     51,882,510
                            -------------- -------------- --------------
Balance at
  December 31, 1996         $   2,463,684  $    (991,280) $   3,454,964
                            ============== ============== ==============

(A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests

(B) Summary of cash distributions paid per Limited Partnership Interest:

                                     1996           1995           1994
                             -------------  -------------  -------------
First Quarter                        None           None           None
Second Quarter                       None           None           None
Third Quarter               $       80.00           None           None
Fourth Quarter                      80.00           None           None




The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                 1996           1995           1994
                            -------------- -------------- --------------
Income:
  Rental and service        $  18,666,688  $  28,010,225  $  30,283,700
  Interest on short-term
    investments                   363,521        123,897        108,809
                            -------------- -------------- --------------
    Total income               19,030,209     28,134,122     30,392,509
                            -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable               5,544,510      8,828,989     10,764,902
  Interest on short-term
    loans from an affiliate        49,045        568,140        635,617
  Depreciation                  2,544,366      3,838,532      4,461,058
  Amortization of deferred
    expenses                      163,862        282,754        455,911
  Property operating            7,934,800     10,411,317     12,034,798
  Real estate taxes             1,481,427      2,146,633      2,535,394
  Property management fees        956,610      1,393,102      1,502,309
  Administrative                  771,325      1,075,097      1,049,594
                            -------------- -------------- --------------
    Total expenses             19,445,945     28,544,564     33,439,583
                            -------------- -------------- --------------

Loss before gains on sales
  of properties, affiliate's
  participation in
  joint venture and
  extraordinary items            (415,736)      (410,442)    (3,047,074)
Gains on sales of properties   52,611,265      4,080,592      5,596,294
Affiliate's participation in
 (income) loss from joint
  venture                                       (755,586)       232,417
                            -------------- -------------- --------------
Income before
  extraordinary items          52,195,529      2,914,564      2,781,637
                            -------------- -------------- --------------
Extraordinary items:
  Gains on forgiveness
    of debt                     1,714,747         90,359      2,791,215
  Debt extinguishment
    expense                    (1,503,700)
                            -------------- -------------- --------------
  Total extraordinary items       211,047         90,359      2,791,215
                            -------------- -------------- --------------
Net income                  $  52,406,576  $   3,004,923  $   5,572,852
                            ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                 1996           1995           1994
                            -------------- -------------- --------------
Income before
  extraordinary items
  allocated to General
  Partner                   $     521,955  $      29,145  $      27,816
                            ============== ============== ==============
Income before
  extraordinary items
  allocated to Limited
  Partners                  $  51,673,574  $   2,885,419  $   2,753,821
                            ============== ============== ==============
Income before
  extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding)          $      369.10  $       20.61  $       19.67
                            ============== ============== ==============
Extraordinary items
  allocated to General
  Partner                   $       2,111  $         904  $      27,912
                            ============== ============== ==============
Extraordinary items
  allocated to Limited
  Partners                  $     208,936  $      89,455  $   2,763,303
                            ============== ============== ==============
Extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding)          $        1.49  $        0.64  $       19.74
                            ============== ============== ==============
Net income allocated
  to General Partner        $     524,066  $      30,049  $      55,728
                            ============== ============== ==============
Net income allocated
  to Limited Partners       $  51,882,510  $   2,974,874  $   5,517,124
                            ============== ============== ==============
Net income per Limited
  Partnership Interest
  (140,000 issued and
  outstanding)              $      370.59  $       21.25  $       39.41
                            ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                 1996           1995           1994
Operating activities:       -------------- -------------- --------------
  Net income                $  52,406,576  $   3,004,923  $   5,572,852
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Extraordinary items:
        Gains on forgiveness
          of debt              (1,714,747)       (90,359)    (2,791,215)
        Debt extinguishment
          expense                 818,320
      Gains on sales of
        properties            (52,611,265)    (4,080,592)    (5,596,294)
      Affiliate's
        participation in
        income (loss) from
        joint venture                            755,586       (232,417)
      Depreciation of
        properties              2,544,366      3,838,532      4,461,058
      Amortization of
        deferred expenses         163,862        282,754        455,911
      Deferred interest on
        note receivable                                        (131,475)
      Net change in:
        Escrow deposits         1,668,574        155,355        295,653
        Accounts and accrued
          interest receivable    (454,545)       217,330        735,033
        Prepaid expenses          242,042       (283,187)       (33,795)
        Accounts payable          124,432        (73,497)      (711,561)
        Due to affiliates          65,304        (75,213)        (9,622)
        Accrued liabilities    (1,073,821)       (68,143)      (241,377)
        Security deposits        (340,880)       (25,219)       (17,488)
                            -------------- -------------- --------------
  Net cash provided by
    operating activities        1,838,218      3,558,270      1,755,263
                            -------------- -------------- --------------
Investing activities:
  Proceeds from redemption
    of restricted
    investment                                   700,000
  Proceeds from sales of
    properties                 89,127,646     12,390,000     18,659,285
  Payment of selling costs     (2,088,105)      (610,180)      (250,816)
                            -------------- -------------- --------------
  Net cash provided by
    investing activities       87,039,541     12,479,820     18,408,469
                            -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                 1996           1995           1994
                            -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                $ (22,400,000)
  Capital contribution by
    joint venture partner -
    affiliate                                             $       4,953
  Distributions to joint
    venture partner -
    affiliate                              $    (445,589)       (22,802)
  Proceeds from issuance  of
    mortgage note payable -
    affiliate                     143,456                       764,128
  Repayment of loans payable
    - affiliate                (6,623,202)    (5,530,000)    (1,218,432)
  Proceeds from issuance of
    mortgage notes payable                                    8,828,700
  Repayment of mortgage
    notes payable             (48,441,864)    (9,833,903)   (20,626,168)
  Repayment of mortgage
    notes payable-affiliate                                  (5,668,638)
  Principal payments on
    mortgage notes payable       (987,645)    (1,447,264)    (1,574,407)
  Principal payments on
    mortgage notes payable -
    affiliate                                   (114,600)      (133,699)
  Payment of deferred
    expenses                                                   (198,136)
  Payment of financing
    escrows                                                    (113,250)
  Release of financing
    escrows                       191,548        416,948        368,609
                            -------------- -------------- --------------
  Net cash used in
    financing activities      (78,117,707)   (16,954,408)   (19,589,142)
                            -------------- -------------- --------------
Net change in cash and cash
  equivalents                  10,760,052       (916,318)       574,590

Cash and cash equivalents
  at beginning of year            394,701      1,311,019        736,429
                            -------------- -------------- --------------
Cash and cash equivalents
  at end of year            $  11,154,753  $     394,701  $   1,311,019
                            ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Realty Investors-84 (the "Partnership") is engaged principally in the operation of residential real estate located in Chandler, Arizona and Dade County, Florida.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes. In addition, the Partnership sold the Somerset Pointe Apartments in January 1997. Currently, the Partnership is actively marketing the remaining two properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is invested or held primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                      Carrying   Carrying   Current   Final
Property              Amount of  Amount of   Inter-   Matur- Current  Estimated
Pledged as            Notes at   Notes at     est      ity   Monthly   Balloon
Collateral            12/31/96   12/31/95    Rate     Date   Payment   Payment
---------------      ---------- ----------  ------   ------ -------- ----------


Mortgage Notes Payable - Non-affiliates:

Apartment Complexes:
Antlers (A)                    $10,161,114
Briarwood Place      $5,884,841  6,018,798   6.498%    1998  $43,961 $5,606,000
Canyon Sands
 Village (B)                     9,055,999
Chesapeake (C)                   5,108,001
Chimney Ridge (D)                7,249,103
Chestnut Ridge
 (Phase II) (E)                  3,090,142
Courtyards of
 Kendall (F)         8,828,599   8,990,100    9.50%    1997   83,906  9,014,000
Creekwood (E)                    5,635,134
Quail Lakes (G)                  6,743,445
Ridgetree
(Phase I) (B)                    9,506,559
Somerset Pointe (H) 10,988,991  11,221,088    6.498%   1998   80,531 10,501,000
Sunnyoak Village (I)            13,711,573
Woodland Hills (G)               4,949,640
                    ---------- -----------
    Subtotal        25,702,431 101,440,696
                    ---------- -----------

Mortgage Notes Payable - Affiliates:

Apartment Complexes:
Chestnut Ridge (J)             1,515,739
Woodland Hills (K)   336,872     336,872     10.50%    1999   (J)      451,000
                 ----------- -----------
  Subtotal           336,872   1,852,611
                 ----------- -----------
  Total          $26,039,303$103,293,307
                ============ ===========


(A) In May 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(B) In June 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(C) In December 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(D) In February 1996, this property was sold. See Note 10 of Notes to Financial statements for additional information.

(E) In September 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(F) The Partnership is obligated to pay the lender (upon the earlier of maturity or the sale or refinancing of the property) additional interest equal to the lesser of: (i) 25% of the amount by which the agreed upon value of the property at maturity or upon sale or refinancing exceeds $10,100,000, or (ii) interest which would have accrued on the loan from June 1, 1992 through the earlier of maturity or the sale or refinancing of the property at a rate of 15% per annum.

(G) In November 1996, this property was sold. See Note 10 of Notes to Financial statement for additional information.

(H) In January 1997, this property was sold. See Note 14 of Notes to Financial Statements for additional information.

(I) In July 1996 this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(J) This note represented a subordinate nonrecourse loan of $1,315,739 payable to The Balcor Company ("TBC") and a preferred limited partnership interest of $200,000 in the subsidiary partnership which held title to the property. In September 1996, the Partnership sold the Chestnut Ridge Phase II Apartments and did not receive sufficient net cash proceeds to repay this loan. As a result, TBC forgave the balance of the loan plus all accrued interest.

(K) This note represents a second mortgage loan payable to TBC. Repayment of the TBC loan is subordinated to a payment to the Partnership from sale or refinancing proceeds from this property of $1,800,000. The interest pay rate is the lower of the contract rate or the net cash flow from the property, after payment of interest on the first mortgage loan, limited to a maximum annual deficit of $62,500. Deferred interest on the second mortgage loan is accumulated and bears interest at the contract rate. In November 1996, the Partnership sold the Woodland Hills Apartments and did not receive sufficient net cash proceeds to fully repay this loan. The Partnership repaid the loan at a discount in February 1997 when the $250,000 holdback related to the sale of the Woodland Hills Apartments was released.

The Partnership's mortgage loans payable to non-affiliates described above require current monthly payments of principal and interest. During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $5,403,319, $8,605,824 and $10,132,223, respectively. The Partnership paid interest expense of $5,403,319 in 1996, $8,611,797 in 1995 and $10,140,419 in 1994. See Note 9 of
Notes to Financial Statements for interest paid and incurred on loans payable to affiliates.

Real estate held for sale with an aggregate carrying value of $16,786,327 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the mortgage notes payable - non-affiliates and mortgage note payable - affiliates during each of the next two years are approximately as follows:

                         1997          $ 8,973,000
                         1998            5,741,000


6. Management Agreements:

As of December 31, 1996, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Affiliate's Participation in Joint Venture:

The Pinebrook apartment complex was purchased by Pinebrook Investors, a joint venture between the Partnership and an affiliated partnership. Profits and losses were allocated 51.57% to the Partnership and 48.43% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for each affiliate's participation. This property was sold in 1995. Net distributions of $445,589 and $17,849 were made to the joint venture partner in 1995 and 1994, respectively.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements which are prepared in accordance with generally accepted accounting principles will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $34,974,040 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended            Year Ended         Year Ended
                      12/31/96              12/31/95            12/31/94
                  ----------------- -------------------- -------------------
                    Paid    Payable    Paid      Payable    Paid     Payable

                  -------- -------- ---------- --------- --------- ---------
Property manage-
 ment fees            None     None       None      None $1,401,854     None
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting      $20,498   22,640   $ 56,140   $ 4,699    119,390  $39,870
   Data processing   6,694     None     60,314     5,838    102,770   20,814
   Investor
    communications    None     None      6,984      None     12,677    4,234
   Legal            20,388   22,519     65,226     9,053     35,233   11,767
   Other             5,424    5,991      8,920       370     43,319   14,467
   Portfolio mgmt. 122,976  136,763    217,759    32,529    127,397   38,107

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $32,756, $192,179 and $310,984, for 1996, 1995 and 1994,
respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

During the quarter ended March 31, 1996, the Partnership repaid the entire balance of the General Partner loan, which had an outstanding balance of $6,623,202 at December 31, 1995, primarily with proceeds from the sale of Chimney Ridge Apartments. During 1996, 1995 and 1994, the Partnership incurred interest expense of $49,045, $568,140 and $635,617 and paid interest expense of $119,165, $566,583 and $607,803 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

In August 1994, the Partnership repaid the Ridgepoint Hill and Ridgepoint View loans from The Balcor Company ("TBC") at a discount in connection with the sale of these properties. See Note 10 of Notes to Financial Statements for additional information.

As of December 31, 1996, the Partnership had a junior loan outstanding from TBC, an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $336,872 with accrued interest payable on this loan totaling $9,094. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $102,151 which will be recognized as gain on debt forgiveness during the first quarter of 1997. In September 1996, the junior loan from TBC related to the Chestnut Ridge Phase II Apartments was increased by $143,456 in order to meet the minimum net proceeds required from the sale of this property. Subsequently, this $1,659,195 loan along with accrued interest of $55,552 was forgiven in connection with the sale. During 1996, 1995 and 1994, the Partnership incurred interest expense of $141,191, $223,165, and $632,679 and paid interest expense of $114,812,
$214,521, and $913,199 on these affiliated mortgage loans, respectively.

10. Property Sales:

(a) In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser of the Chimney Ridge Apartments took title subject to the existing first mortgage loan in the amount of $7,242,788, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $336,642 in selling costs. The basis of the property was $4,427,342, which is net of accumulated depreciation of $3,137,301. For financial statement purposes, the Partnership recognized a gain of $8,886,016 from the sale of this property.

(b) In May 1996, the Partnership sold the Antlers Apartments in an all cash sale for $15,000,000. The purchaser of the Antlers Apartments took title subject to the existing first mortgage loan in the amount of $10,108,860, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $86,456 in selling costs. The basis of the property was $8,395,037, which is net of accumulated depreciation of $5,118,659. For financial statement purposes, the Partnership recognized a gain of $6,518,507 from the sale of this property.

(c) In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the Canyon Sands Apartments took title subject to the existing first mortgage loan in the amount of $8,957,106, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's

Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. The basis of the property was $6,253,071, which is net of accumulated depreciation of $4,914,899. For financial statement purposes, the Partnership recognized a gain of $8,272,054 from the sale of this property.

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

(f) In September 1996, the Partnership sold the Creekwood - Phase I Apartments in an all cash sale for $8,389,800. From the proceeds of the sale, the Partnership paid $5,604,985 to the third party mortgage holder in full satisfaction of the first mortgage loan, $203,068 in selling costs and $168,150 in prepayment penalties. The basis of the property was $4,284,091, which is net of accumulated depreciation of $2,758,600. For financial statement purposes, the Partnership recognized a gain of $3,902,641 from the sale of this property.

(g) In September 1996, the Partnership sold the Chestnut Ridge - Phase II Apartments in an all cash sale for $4,696,600. From the proceeds of the sale, the Partnership paid $3,073,783 to the third party mortgage holder in full satisfaction of the first mortgage loan, $171,284 in selling costs and $153,689 in prepayment penalties. The Partnership received net proceeds of $1,297,844 from the sale. However, the terms of the 1994 refinancing of this property provided that minimum net proceeds of $1,441,300 were to be received from the sale of this property. As a result, $143,456 was contributed to the Partnership through an increase to the balance of the junior loan outstanding from TBC. The basis of the property was $3,519,385, which is net of accumulated depreciation of $2,163,522. For financial statement purposes, the Partnership recognized a gain of $1,005,931 from the sale of this property.

(h) In November 1996, the Partnership sold the Quail Lakes Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $6,683,238 and $13,695 in full satisfaction of the first and second mortgage loans, $350,201 in selling costs and $267,330 of prepayment penalties. The basis of the property was $6,096,614, which is net of accumulated depreciation of $4,778,294. For financial statement purposes, the Partnership recognized a gain of $4,053,185 from the sale of this property.

(i) In November 1996, the Partnership sold the Woodland Hills Apartments in an all cash sale for $7,300,000. From the proceeds of the sale, the Partnership paid $4,910,568 to the third party mortgage holder in full satisfaction of the first mortgage loan, $258,500 in selling costs and $96,211 of prepayment penalties. The Partnership received net proceeds of $2,034,721 from the sale. The terms of the 1993 refinancing of this property provided that minimum net proceeds of $1,800,000 were to be received from the sale of this property. As a result, in February 1997, the Partnership paid $234,721 in full satisfaction of the junior loan outstanding from TBC resulting in a discount of $102,151. The basis of the property was $3,798,569, which is net of accumulated depreciation of $2,730,124. For financial statement purposes, the Partnership recognized a gain of $3,242,931 from the sale of this property.

(j) In December 1996, the Partnership sold the Chesapeake Apartments in an all cash sale for $7,950,000. From the proceeds of the sale, the Partnership paid $5,072,714 to the third party mortgage holder in full satisfaction of the first mortgage loan and $249,579 in selling costs. The basis of the property was $4,899,461, which is net of accumulated depreciation of $3,811,596. For financial statement purposes, the Partnership recognized a gain of $2,800,960 from the sale of this property.

(k) The Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, and the Drayton Quarter Apartments were sold during 1995 and the Ridgepoint Hill and Ridgepoint View apartment complexes were sold during 1994 in separate all cash sales totaling $12,390,000 and $18,659,285, respectively.

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

11. Extraordinary Items:

(a) In connection with the sales of the Chestnut Ridge - Phase II, Creekwood Phase I, Quail Lakes and Woodland Hills apartment complexes during 1996, the Partnership paid $685,380 of loan prepayment penalties. In addition, the Partnership wrote off the remaining deferred financing fees in the amount of $818,320 as a result of the sales of the Partnership's properties during 1996. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

(b) In connection with the sale of the Chestnut Ridge - Phase II Apartments in September 1996, the junior loan due to TBC, which had an outstanding balance of $1,714,747, including accrued interest of $55,552, was forgiven which resulted in an extraordinary gain on forgiveness of debt for financial statement purposes.

(c) During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of the Canyon Sands Village, Somerset Pointe and Sunnyoak Village apartment complexes.

(d) During 1994, the Ridgepoint Hill and Ridgepoint View apartment complexes were sold. In connection with the sale, the Partnership repaid the second mortgage loans and an unsecured third mortgage loan due to an affiliate of the General Partner at a discount. This transaction resulted in an extraordinary gain on forgiveness of debt of $2,791,215 during 1994 for financial statement purposes.

12. Contingencies:

(a) The Briarwood apartment complex is located in the path of a planned expansion of a road, which is adjacent to the property. Discussions for this expansion have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals for the expansion and funding for the road project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin. The Partnership is currently marketing the property for sale.

(b) The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximate fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximate the carrying value.

14. Subsequent Events:

(a) In January 1997, the Partnership paid $9,380,000 ($67 per Interest) to Limited Partners, representing a special distribution consisting primarily of Net Cash Proceeds received in connection with the sales of the Chesapeake, Chestnut Ridge Phase II, Quail Lakes and Woodland Hills apartment complexes.

(b) In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan and $367,173 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $9,847,000 during the first quarter of 1997.

                                       BALCOR REALTY INVESTORS-84
                                   (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (b)           (c)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Briarwood Place
  Apts., 268 units
  in Chandler, AZ               (a)   1,100,000     5,966,000     None      581,947         None

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL               (a)    1,000,000   10,180,000   175,361      21,775   (1,114,788)

Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV              (a)    1,992,000   11,695,000    15,800   1,081,592      (69,353)
                                     -----------  -----------  -------- ----------- ------------
  Total                               $4,092,000  $27,841,000  $191,161  $1,685,314 $ (1,184,141)
                                     =========== ============  ======== =========== ============

                                       BALCOR REALTY INVESTORS-84
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description            Land     provements     (e)(f)      tion(f)   struction uired    is Computed
-------------------      --------   ----------  -----------   ---------  --------- ------ --------------
Briarwood Place
  Apts., 268 units
  in Chandler, AZ       1,101,549    6,546,398    7,647,947   3,264,728     1983    3/83         (f)

Courtyards of
  Kendall Apts.,
  300 units in
  Dade County, FL         902,287    9,360,061   10,262,348   6,484,729     1970    3/84         (f)

Somerset Pointe
  Apts., 452 units
  in Las Vegas, NV      1,986,250   12,728,789   14,715,039   6,089,550     1984    7/83         (f)
                      -----------  -----------  ----------- -----------

  Total                $3,990,086  $28,635,248  $32,625,334 $15,839,007
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

(d) The aggregate cost of land for Federal income tax purposes is $4,092,960 and the aggregate cost of buildings and improvements for Federal income tax purposes is $28,048,630. The total of these is $32,141,590.


(e)                           Reconciliation of Real Estate
                              -----------------------------

                                      1996         1995          1994
                                 ------------- ------------ ------------

Balance at beginning of year      $135,964,354 $149,380,030 $168,441,237

Additions during year:
  Improvements                            None         None         None

Deductions during year
  Foreclosure of investment
    properties                            None         None         None
Cost of real estate sold          (103,339,020) (13,415,676) (19,061,207)
                                  ------------ ------------ ------------
Balance at close of year           $32,625,334 $135,964,354 $149,380,030
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                      1996          1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year       $55,896,633  $57,774,549  $59,562,523

Depreciation expense for
  the year                           2,544,366    3,838,532    4,461,058
Accumulated depreciation
  of foreclosed investment
  properties                              None         None         None
Accumulated depreciation
  of real estate sold              (42,601,992)  (5,716,448)  (6,249,032)
                                  ------------ ------------ ------------
    Balance at close of year       $15,839,007  $55,896,633 $ 57,774,549
                                  ============ ============ ============

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements          20 to 30
               Furniture and fixtures               5 to 7