Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 84
filed 1997-05-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997             1996
                                             ---------------  --------------
Cash and cash equivalents                    $   10,201,775   $  11,154,753
Escrow deposits                                     127,952          68,590
Accounts and accrued interest receivable            184,828       1,118,147
Prepaid expenses                                     11,740          74,940
Deferred expenses, net of accumulated
  amortization of $257,362 in 1997
  and $562,860 in 1996                               27,550          88,171
                                             ---------------  --------------
                                                 10,553,845      12,504,601
                                             ---------------  --------------
Investment in real estate:
  Land                                            2,003,835       3,990,086
  Buildings and improvements                     15,906,459      28,635,248
                                             ---------------  --------------
                                                 17,910,294      32,625,334
  Less accumulated depreciation                   9,904,250      15,839,007
                                             ---------------  --------------
Investment in real estate, net of
  accumulated depreciation                        8,006,044      16,786,327
                                             ---------------  --------------
                                             $   18,559,889   $  29,290,928
                                             ===============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $      177,064   $     341,315
Due to affiliates                                   184,320         187,913
Accrued liabilities, principally
  real estate taxes                                 114,036          42,465
Security deposits                                   123,766         216,248
Mortgage notes payable                           14,634,139      25,702,431
Mortgage note payable - affiliate                                   336,872
                                             ---------------  --------------
    Total liabilities                            15,233,325      26,827,244
                                             ---------------  --------------
Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                                4,215,415       3,454,964

General Partner's deficit                          (888,851)       (991,280)
                                             ---------------  --------------
    Total partners' capital                       3,326,564       2,463,684
                                             ---------------  --------------
                                             $   18,559,889   $  29,290,928
                                             ===============  ==============
The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997             1996
                                             ---------------  --------------
Income:
  Rental and service                         $    1,110,145   $   6,632,625
  Interest on short-term investments                201,504          20,579
  Other income                                      252,462
                                             ---------------  --------------
    Total income                                  1,564,111       6,653,204
                                             ---------------  --------------
Expenses:
  Interest on mortgage notes payable                317,679       1,989,743
  Interest on short-term loans from
    an affiliate                                                     49,045
  Depreciation                                      161,159         899,222
  Amortization of deferred expenses                   9,085          57,094
  Property operating                                460,123       2,332,906
  Real estate taxes                                  82,269         505,616
  Property management fees                           53,502         337,029
  Administrative                                    144,160         148,225
                                             ---------------  --------------
    Total expenses                                1,227,977       6,318,880
                                             ---------------  --------------

Income before gain on sale of property
  and extraordinary items                           336,134         334,324
Gain on sale of property                          9,847,037       8,886,016
                                             ---------------  --------------
Income before extraordinary items                10,183,171       9,220,340
                                             ---------------  --------------
Extraordinary items:
  Gain on forgiveness of debt                       111,245
  Debt extinguishment expense                       (51,536)       (202,150)
                                             ---------------  --------------
  Total extraordinary items                          59,709        (202,150)
                                             ---------------  --------------
Net income                                   $   10,242,880   $   9,018,190
                                             ===============  ==============
Income before extraordinary items
  allocated to General Partner               $      101,832   $      92,203
                                             ===============  ==============
Income before extraordinary items
  allocated to Limited Partners              $   10,081,339   $   9,128,137
                                             ===============  ==============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)           $        72.01   $       65.20
                                             ===============  ==============
Extraordinary items allocated
  to General Partner                         $          597   $      (2,021)
                                             ===============  ==============

Extraordinary items allocated
  to Limited Partners                        $       59,112   $    (200,129)
                                             ===============  ==============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                    $         0.42   $       (1.43)
                                             ===============  ==============
Net income allocated to General Partner      $      102,429   $      90,182
                                             ===============  ==============
Net income allocated to Limited Partners     $   10,140,451   $   8,928,008
                                             ===============  ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)           $        72.43   $       63.77
                                             ===============  ==============
Distribution to Limited Partners             $    9,380,000            None
                                             ===============  ==============
Distribution per Limited Partnership
  Interest                                   $        67.00            None
                                             ===============  ==============


The accompanying notes are an integral part of the financial statements

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997             1996
                                             ---------------  --------------
Operating activities:
  Net income                                 $   10,242,880   $   9,018,190
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Other income                                 (252,462)
      Extraordinary items:
        Gain on forgiveness of debt                (111,245)
        Debt extinguishment expense                  51,536         202,150
      Gain on sale of property                   (9,847,037)     (8,886,016)
      Depreciation of properties                    161,159         899,222
      Amortization of deferred expenses               9,085          57,094
      Net change in:
        Escrow deposits                             (59,362)        284,758
        Accounts and accrued interest
          receivable                                933,319           1,167
        Prepaid expenses                             63,200         220,092
        Accounts payable                           (164,251)        (53,190)
        Due to affiliates                            (3,593)        (42,508)
        Accrued liabilities                          80,665        (311,061)
        Security deposits                           (92,482)        (47,632)
                                             ---------------  --------------
  Net cash provided by operating activities       1,011,412       1,342,266
                                             ---------------  --------------
Investing activities:
  Proceeds from sales of properties              18,833,333       6,407,212
  Payment of selling costs                         (367,173)       (336,642)
                                             ---------------  --------------
  Net cash provided by investing activities      18,466,160       6,070,570
                                             ---------------  --------------
Financing activities:
  Distributions to Limited Partners              (9,380,000)
  Repayment of loans payable - affiliate           (234,721)     (6,623,202)
  Repayment of mortgage note payable            (10,736,529)
  Principal payments on mortgage
    notes payable                                   (79,300)       (355,853)
  Release of financing escrows                                        5,321
                                             ---------------  --------------
Net cash used in financing activities           (20,430,550)     (6,973,734)
                                             ---------------  --------------
Net change in cash and cash equivalents            (952,978)        439,102
Cash and cash equivalents at beginning
  of year                                        11,154,753         394,701
                                             ---------------  --------------
Cash and cash equivalents at end of period   $   10,201,775   $     833,803
                                             ===============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. During January 1997, the Partnership sold the Somerset Pointe Apartments. Currently, the Partnership has entered into a contract to sell the Courtyards of Kendall Apartments and is actively marketing the Briarwood Place Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $317,679 and $1,945,880 and paid interest expense of $317,679 and $1,866,355, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost:      $24,462   $184,320

As of December 31, 1996, the Partnership had a junior mortgage loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $345,966, which included accrued interest of $9,094. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $111,245. See Note 6 of Notes to Financial Statements for additional information.

During the quarter ended March 31, 1996, the Partnership repaid the General Partner loan which had an outstanding balance of $6,632,202 at December 31, 1995 primarily with proceeds from the sale of Chimney Ridge Apartments. During the quarter ended March 31, 1996, the Partnership incurred interest expense of $49,045 and paid interest expense of $119,165 on this loan.

5. Property Sale:

In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $367,173 in selling costs. The basis of the property was $8,619,123, which is net of accumulated depreciation of $6,095,916. For financial statement purposes, the Partnership recognized a gain of $9,847,037 from the sale of this property.

6. Extraordinary Items:

(a) In connection with the sale of the Somerset Pointe Apartments in January 1997, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $51,536. For financial statement purposes, this amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In February 1997, the Partnership paid $234,721 in full satisfaction of the $345,966 junior mortgage loan from TBC, relating to the Woodland Hills Apartments, which was sold in November 1996. The repayment resulted in a discount of $111,245 which was recognized as an extraordinary gain on forgiveness of debt for financial statement purposes.

7. Contingencies:

(a) The Briarwood Place Apartment is located in the path of a planned expansion of a road, which is adjacent to the property. Discussions for this expansion have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals for the expansion and funding for the road project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin. The Partnership is currently marketing the property for sale.

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

8. Subsequent Event:

In April 1997, the Partnership paid $6,720,000 ($48.00 per Interest) to Limited Partners, representing a special distribution of Net Cash Proceeds primarily from the available proceeds received in connection with the sale of the Somerset Pointe Apartments.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Partnership has since disposed of twenty-one of these properties, including the property in which the Partnership held a minority joint venture interest. In January 1997, the Partnership sold the Somerset Pointe Apartments. Currently, the Partnership has entered into a contract to sell the Courtyards of Kendall Apartments, and is actively marketing the Briarwood Place Apartments for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Somerset Pointe Apartments in January 1997 and the Chimney Ridge Apartments in February 1996. The gain recognized in connection with the sale of Somerset Pointe Apartments was higher than the gain recognized in connection with the sale of Chimney Ridge Apartments, which was the primary reason for the increase in net income for the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.


1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

In 1996, the Partnership sold the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes and sold the Somerset Pointe Apartments in January 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased in 1997 compared to 1996.

Higher average cash balances were available for investment due to proceeds received by the Partnership in connection with the 1996 and 1997 property sales prior to distribution to the Limited Partners. As a result, interest income on short-term investments increased during 1997 as compared to 1996.

During 1997, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the note for financial statement purposes at the time of the sale of the Somerset Pointe Apartments.

Due to the repayment of the short-term loan from an affiliate in March 1996, interest expense on short-term loans from an affiliate ceased in 1996.

The Partnership recognized gains for financial statement purposes in connection with the sales of the Somerset Pointe Apartments of $9,847,037 in 1997 and the Chimney Ridge Apartments of $8,886,016 in 1996.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest. The Partnership recognized the discount as an extraordinary gain on forgiveness of debt during 1997 for financial statement purposes.

In connection with the sale of the Somerset Pointe Apartments in 1997 and the Chimney Ridge Apartments in 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $51,536 and $202,150, respectively. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997, decreased by approximately $953,000 when compared to December 31, 1996 primarily due to the payment of distributions to Limited Partners which was partially offset by net proceeds received from the sale of the Somerset Pointe Apartments. In April 1997, the Partnership made a special distribution of $6,720,000 to Limited Partners consisting primarily of available proceeds received in connection with this sale. The Partnership received cash totaling approximately $1,011,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income earned on short-term investments and the collection of certain receivables related to the sold properties, which was partially offset by the payment of administrative expenses. The Partnership received cash of approximately $18,466,000 from its investing activities representing the net proceeds from the Somerset Pointe Apartments sale. The Partnership used cash to fund its financing activities which consisted of the payment of distributions totaling $9,380,000 to Limited Partners, the repayment of the mortgage note payable in connection with the sale of Somerset Pointe Apartments of approximately $10,737,000, principal payments on mortgage notes payable of approximately $79,000 and the repayment of the affiliate loan of approximately $235,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Partnership sold ten properties in 1996, all of which generated positive cash flow prior to their sales. During 1997 and 1996, the Briarwood Place and Courtyards of Kendall apartment complexes generated positive cash flow. The Somerset Pointe Apartments, which was sold in January 1997, generated positive cash flow in 1996 and a marginal cash flow deficit prior to its sale in 1997 primarily due to increased payroll costs. As of March 31, 1997, the occupancy rates of the Briarwood Place and Courtyards of Kendall apartment complexes were 100% and 97%, respectively.

During 1996, the Partnership sold ten properties. During January 1997 the Partnership sold the Somerset Pointe Apartments. Currently, the Partnership has entered into a contract to sell the Courtyards of Kendall Apartments and is actively marketing the Briarwood Place Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan and $367,173 in selling costs. Pursuant to the terms of the sale, $321,937 of the proceeds were retained by the Partnership until April 1997, at which time the funds were released in full.

Pursuant to the terms of the sale of the Woodland Hills Apartments, $250,000 of the proceeds was retained by the Partnership until February 1997. The funds were released in full to the Partnership in February 1997, at which time the Partnership paid $234,721 in full satisfaction of the junior mortgage loan from TBC, an affiliate of the General Partner, at a discount of $111,245. See Notes 4 and 6 of Notes to Financial Statements for additional information.

The Partnership's two remaining properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The loan collateralized by the Courtyards of Kendall Apartments matures in June 1997 and the loan collateralized by the Briarwood Place Apartments matures in 1998. Currently, the Partnership has entered into a contract to sell the Courtyards of Kendall Apartments and is actively marketing the Briarwood Place Apartments for sale. The Partnership expects that these properties will be sold prior to the maturity date of the respective loans.

In April 1997, the Partnership paid $6,720,000 ($48.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds primarily from the available proceeds received in connection with the sale of the Somerset Pointe Apartments. The Partnership commenced distributions to Limited Partners in July 1996. Including the April 1997 distribution, Limited Partners have received cash distributions totaling $275.00 per $1,000 Interest. Of this amount, $4.00 represents Cash Flow from operations and $271.00 represents a return of Original Capital. Future distributions will be made from proceeds received from the sales of the remaining properties, as to which there can be no assurances. In light of the results to date, investors will not recover a substantial portion of their original investment.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Courtyards of Kendall Apartments
--------------------------------

As previously reported, on March 31, 1997, the Partnership contracted to sell the Courtyards of Kendall Apartments, Dade County, Florida to an unaffiliated party, Harbour Realty Advisors, Inc. Pursuant to an amendment, the Partnership and the purchaser agreed to reduce the sale price from $11,000,000 to $9,700,000. The purchaser has until May 15, 1997 to obtain mortgage financing and to deposit an additional $100,000 in earnest money into the escrow account. If the purchaser is unable to obtain financing, all of the earnest money will be returned to the purchaser and the contract will be terminated. The closing of the sale has been extended to June 16, 1997.

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

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit (2)(b) to the Partnership's Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(i) to the Partnership's Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(ii) to the Partnership's Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Partnership's Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the Sunnyoak Village Apartments, Overland Park, Kansas previously filed as Exhibit
(2)(d) to the Partnership's Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(d)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Partnership's Report on Form 8-K dated April 2, 1996 is incorporated herein by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(i) to the Partnership's Report on Form 8-K dated August 27, 1996, are incorporated herein by reference.

(ii) Letter dated September 9, 1996, relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(ii) to the Partnership's Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(iii) Letter agreement dated September 12, 1996 relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit 99(c) to the Partnership's Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(f) (i) Agreement of Sale and attachments thereto, dated September 25, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (2) to the Partnership's Report on Form 8-K dated September 24, 1996, are incorporated herein by reference.

(ii) Agreement of Sale and attachments thereto, dated November 9, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, is incorporated herein by reference.

(g)(i) Agreement of Sale and attachments thereto relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(i) to the Partnership's Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(ii) to the Partnership's Report on Form 8-K dated October 18, 1996, is incorporated herein by reference.

(h)(i) Agreement of Sale and attachments thereto relating to the sale of the Quail Lakes Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit
(2)(b) to the Partnership's Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

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

(iii) Notice of Disapproval dated February 27, 1997, relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, is incorporated herein by reference.

(iv) Second Amendment to Agreement of sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida is attached hereto.

(v) Third Amendment to Agreement of sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997, is attached hereto.

(b) Reports on Form 8-K

(i) A Current Report on Form 8-K dated March 31, 1997 was filed reporting the contract to sell the Courtyards of Kendall Apartments, Dade County, Florida.

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



                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XV, the General Partner


Date: May 15, 1997
      ----------------------------