Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 84
filed 1997-08-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   5,087,805   $  11,154,753
Escrow deposits                                     5,280          68,590
Accounts and accrued interest receivable          227,453       1,118,147
Prepaid expenses                                                   74,940
Deferred expenses, net of accumulated
  amortization of $176,466 in 1997
  and $562,860 in 1996                             20,514          88,171
                                            --------------  --------------
                                                5,341,052      12,504,601
                                            --------------  --------------
Investment in real estate:
  Land                                          1,101,548       3,990,086
  Buildings and improvements                    6,546,398      28,635,248
                                            --------------  --------------
                                                7,647,946      32,625,334
  Less accumulated depreciation                 3,362,898      15,839,007
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                      4,285,048      16,786,327
                                            --------------  --------------
                                            $   9,626,100   $  29,290,928
                                            ==============  ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     123,623   $     341,315
Due to affiliates                                 116,339         187,913
Accrued liabilities, principally
  real estate taxes                                34,098          42,465
Security deposits                                  57,501         216,248
Mortgage notes payable                          5,812,345      25,702,431
Mortgage notes payable - affiliate                                336,872
                                            --------------  --------------
    Total liabilities                           6,143,906      26,827,244
                                            --------------  --------------

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                              4,302,289       3,454,964

General Partner's deficit                        (820,095)       (991,280)
                                            --------------  --------------
    Total partners' capital                     3,482,194       2,463,684
                                            --------------  --------------
                                            $   9,626,100   $  29,290,928
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $   2,047,640   $  12,526,872
  Interest on short-term investments              274,083          58,126
  Other income                                    252,462
                                            --------------  --------------
    Total income                                2,574,185      12,584,998
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              566,198       3,727,249
  Interest on short-term loans from
    an affiliate                                                   49,045
  Lender participation                            225,000
  Depreciation                                    301,472       1,701,756
  Amortization of deferred expenses                16,121         109,818
  Property operating                              764,348       4,799,075
  Real estate taxes                               158,392         981,818
  Property management fees                         95,059         628,737
  Administrative                                  275,272         432,549
                                            --------------  --------------
    Total expenses                              2,401,862      12,430,047
                                            --------------  --------------
Income before gains on sales of properties
  and extraordinary items                         172,323         154,951
Gains on sales of properties                   16,886,478      26,158,852
                                            --------------  --------------
Income before extraordinary items              17,058,801      26,313,803
                                            --------------  --------------
Extraordinary items:
  Gain on forgiveness of debt                     111,245
  Debt extinguishment expense                     (51,536)       (426,294)
                                            --------------  --------------
  Total extraordinary items                        59,709        (426,294)
                                            --------------  --------------
Net income                                  $  17,118,510   $  25,887,509
                                            ==============  ==============
Income before extraordinary items
  allocated to General Partner              $     170,588   $     263,138
                                            ==============  ==============
Income before extraordinary items
  allocated to Limited Partners             $  16,888,213   $  26,050,665
                                            ==============  ==============

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)          $      120.63   $      186.07
                                            ==============  ==============
Extraordinary items allocated
  to General Partner                        $         597   $      (4,263)
                                            ==============  ==============
Extraordinary items allocated
  to Limited Partners                       $      59,112   $    (422,031)
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                   $        0.42   $       (3.01)
                                            ==============  ==============
Net income allocated to General Partner     $     171,185   $     258,875
                                            ==============  ==============
Net income allocated to Limited Partners    $  16,947,325   $  25,628,634
                                            ==============  ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)          $      121.05   $      183.06
                                            ==============  ==============
Distributions to Limited Partners           $  16,100,000            None
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (140,000 issued and outstanding) $      115.00            None
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     937,495   $   5,894,247
  Interest on short-term investments               72,579          37,547
                                            --------------  --------------
    Total income                                1,010,074       5,931,794
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              248,519       1,737,506
  Lender participation                            225,000
  Depreciation                                    140,313         802,534
  Amortization of deferred expenses                 7,036          52,724
  Property operating                              304,225       2,466,169
  Real estate taxes                                76,123         476,202
  Property management fees                         41,557         291,708
  Administrative                                  131,112         284,324
                                            --------------  --------------
    Total expenses                              1,173,885       6,111,167
                                            --------------  --------------
Loss before gain on sales of properties
  and extraordinary item                         (163,811)       (179,373)
Gains on sales of properties                    7,039,441      17,272,836
                                            --------------  --------------
Income before extraordinary item                6,875,630      17,093,463

Extraordinary item:
  Debt extinguishment expense                                    (224,144)
                                            --------------  --------------
Net income                                  $   6,875,630   $  16,869,319
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      68,756   $     170,935
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   6,806,874   $  16,922,528
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (140,000 issued and outstanding)          $       48.62   $      120.87
                                            ==============  ==============

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated
  to General Partner                                 None   $      (2,242)
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                                None   $    (221,902)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (140,000
  issued and outstanding)                            None   $       (1.58)
                                            ==============  ==============
Net income allocated to General Partner     $      68,756   $     168,693
                                            ==============  ==============
Net income allocated to Limited Partners    $   6,806,874   $  16,700,626
                                            ==============  ==============
Net income per Limited Partnership Interest
  (140,000 issued and outstanding)          $       48.62   $      119.29
                                            ==============  ==============
Distribution to Limited Partners            $   6,720,000            None
                                            ==============  ==============
Distribution per Limited partnership
  Interest (140,000 issued and outstanding) $       48.00            None
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                                  1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $  17,118,510   $  25,887,509
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Other income                               (252,462)
      Extraordinary items:
        Gain on forgiveness of debt              (111,245)
        Debt extinguishment expense                51,536         426,294
      Gains on sales of properties            (16,886,478)    (26,158,852)
      Depreciation of properties                  301,472       1,701,756
      Amortization of deferred expenses            16,121         109,818
      Net change in:
        Escrow deposits                            63,310         869,713
        Accounts and accrued interest
          receivable                              890,694         (95,896)
        Prepaid expenses                           74,940         (80,583)
        Accounts payable                         (217,692)        (74,624)
        Due to affiliates                         (71,574)        (31,047)
        Accrued liabilities                           727        (466,167)
        Security deposits                        (158,747)       (172,189)
                                            --------------  --------------
  Net cash provided by operating activities       819,112       1,915,732
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties            29,833,333      28,091,246
  Payment of selling costs                       (747,048)       (673,973)
                                            --------------  --------------
  Net cash provided by investing activities    29,086,285      27,417,273
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners           (16,100,000)
  Repayment of loans payable - affiliate         (234,721)     (6,623,202)
  Repayment of mortgage notes payable         (19,472,943)     (9,484,192)
  Principal payments on mortgage
    notes payable                                (164,681)       (683,358)
  Release of financing escrows                                      5,321
                                            --------------  --------------
  Net cash used in financing activities       (35,972,345)    (16,785,431)
                                            --------------  --------------

Net change in cash and cash equivalents        (6,066,948)     12,547,574
Cash and cash equivalents at beginning
  of year                                      11,154,753         394,701
                                            --------------  --------------
Cash and cash equivalents at end of period  $   5,087,805   $  12,942,275
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership has restated net income for the six and three month period ended June 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the Chimney Ridge Apartments in February 1996. Such amounts had previously been recorded as an expense of sale. The Partnership adjusted the expenses of the sale during the latter part of 1996 and received a refund of these taxes during March 1997. Accordingly, there was no change to partners' capital as of December 31, 1996 as a result of this restatement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. During January and June of 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively. Currently, the Partnership has entered into a contract to sell its remaining property, the Briarwood Place Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $566,198 and $3,628,907, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $141,845       $117,383     $116,339

As of December 31, 1996, the Partnership had a junior mortgage loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $345,966, which included accrued interest of $9,094. The accrued interest balance is included in accrued liabilities on the balance sheet. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $111,245 which represents the forgiven portion of the loan. See Note 6 of Notes to Financial Statements for additional information.

As of June 30, 1996, the Partnership had junior loans outstanding from TBC relating to the Chestnut Ridge - Phase II and Woodland Hills apartment complexes. During the six months ended June 30, 1996, the Partnership incurred interest expense on these affiliate loans of $98,342 and paid interest expense of $58,722. The junior loan outstanding on the Chestnut Ridge - Phase II Apartments was forgiven in September 1996, and the junior loan outstanding on the Woodland Hills Apartments was repaid in February 1997, as discussed above.

During the quarter ended March 31, 1996, the Partnership repaid the General Partner loan which had an outstanding balance of $6,632,202 at December 31, 1995 primarily with proceeds from the sale of Chimney Ridge Apartments. During the six months ended June 30, 1996, the Partnership incurred interest expense of $49,045 and paid interest expense of $119,165 on this loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

5. Property Sales:

a) In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $367,173 in selling costs. The basis of the property was $8,619,123, which is net of accumulated depreciation of $6,095,916. For financial statement purposes, the Partnership recognized a gain of $9,847,037 from the sale of this property.

b) In June 1997, the Partnership sold the Courtyards of Kendall Apartments in an all cash sale for $11,000,000. From the proceeds of the sale, the Partnership paid $8,736,414 to the third party mortgage holder in full satisfaction of the principal balance of the first mortgage loan, $225,000 to the mortgage holder as a lender participation fee and $379,875 in selling costs. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement. The basis of the property was $3,580,684, which is net of accumulated depreciation of $6,681,665. For financial statement purposes, the Partnership recognized a gain of $7,039,441 from the sale of this property.

6. Extraordinary Items:

(a) In connection with the sale of the Somerset Pointe Apartments in January 1997, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $51,536. For financial statement purposes, this amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In February 1997, the Partnership paid $234,721 in full satisfaction of the $345,966 junior mortgage loan from TBC, which included accrued interest of $9,094 relating to the Woodland Hills Apartments which was sold in November 1996. The repayment resulted in a discount of $111,245 which was recognized as an extraordinary gain on forgiveness of debt for financial statement purposes.

7. Contingencies:

(a) The Briarwood apartment complex is located in the path of a planned expansion of a road, which is adjacent to the property. Discussions for this expansion have been ongoing, and the General Partner has been attending the public hearings due to its opposition to this expansion. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned, which would have a significant impact on the property's value. Currently it is unclear whether the future approvals for the expansion and funding for the road project will be obtained and, if obtained, what compensation the Partnership would receive for the units or when the work would begin. The Partnership has entered into a contract to sell this property.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Partnership has since disposed of twenty-two of these properties and the property in which the Partnership held a minority joint venture interest. In January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively. Currently, the Partnership has entered into a contract to sell its remaining property, the Briarwood Place Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes in January and June 1997, respectively, and sold four properties during the six months ended June 30, 1996. The gains recognized in connection with the 1996 sales were higher than the gains recognized in connection with the 1997 sales of the Somerset Pointe and Courtyards of Kendall apartment complexes. This was the primary reason for the decrease in net income for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

In 1996, the Partnership sold the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes. The Partnership also sold the Somerset Pointe and Courtyards of Kendall apartment complexes in January and June 1997, respectively. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased during 1997 compared to 1996.

Higher average cash balances were available for investment due to proceeds received by the Partnership in connection with the 1996 and 1997 property sales prior to distributions to Limited Partners in January and April of 1997. As a result, interest income on short-term investments increased during 1997 as compared to 1996.

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

The Partnership paid to the lender a participation fee of $225,000 in connection with the sale of the Courtyards of Kendall Apartments during 1997. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement.

The Partnership incurred higher postage, printing and investor processing costs in connection with the Partnership's response to a tender offer during 1996. In addition, the Partnership incurred higher accounting and portfolio management fees during 1996. These were the primary reasons for the decrease in administrative expenses during 1997 as compared to 1996.

The Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes during the six months ended June 30, 1997 and the Antlers, Canyon Sands, Chimney Ridge and Ridgetree - Phase I apartment complexes during the six months ended June 30, 1996. The Partnership recognized gains of $16,866,478 and $26,158,852 related to these sales during 1997 and 1996, respectively.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest of $9,094. The Partnership recognized the discount as an extraordinary gain on forgiveness of debt during 1997 for financial statement purposes.

In connection with the sale of the Somerset Pointe Apartments in 1997 and the Antlers, Canyon Sands, Chimney Ridge and Ridgetree - Phase I apartment complexes in 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in the amounts of $51,536 and $426,294, respectively. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $6,067,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the payment of special distributions to Limited Partners in January and April 1997 with net proceeds from the 1996 and 1997 property sales. This decrease was partially offset by the net proceeds received from the sales of two properties in 1997. The Partnership received cash totaling approximately $819,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income earned on short-term investments and the collection of certain receivables related to the sold properties, which was partially offset by the payment of administrative expenses and a lender participation fee. The Partnership received cash of approximately $29,086,000 from its investing activities representing the net proceeds from the two property sales during 1997. The Partnership used cash to fund its financing activities which consisted of the payment of distributions totaling $16,100,000 to Limited Partners, the repayment of the mortgage notes payable in connection with the 1997 sales of approximately $19,473,000, principal payments on mortgage notes payable of approximately $165,000 and the repayment of the affiliate loan of approximately $235,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Partnership sold ten properties in 1996, all of which generated positive cash flow prior to their sales. The Somerset Pointe Apartments, which was sold in January 1997, generated positive cash flow in 1996 and a marginal cash flow deficit prior to its sale in 1997 primarily due to increased payroll costs. The Courtyards of Kendall Apartments, which was sold in June 1997, generated a marginal cash flow deficit in 1996 due to slightly higher property operating expenses and positive cash flow in 1997 prior to its sale. During 1997 and 1996, the Briarwood Place Apartments generated positive cash flow. As of June 30, 1997, the occupancy rate of the Briarwood Place Apartments was 92%.

During 1996, the Partnership sold ten properties. During January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively. Currently, the Partnership has entered into a contract to sell its remaining property, the Briarwood Place Apartments, for a sale price of $10,800,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan and $367,173 in selling costs. Pursuant to the sale agreement for the Somerset Pointe Apartments, $321,937 of the sale proceeds was retained by the Partnership and was unavailable for distribution until April 1997, at which time the funds were released in full. The available proceeds were distributed to Limited Partners in April 1997.

In June 1997, the Partnership sold the Courtyards of Kendall Apartments in an all cash sale for $11,000,000. From the proceeds of the sale, the Partnership paid $8,736,414 to the third party mortgage holder in full satisfaction of the principal balance of the first mortgage loan, $225,000 to the mortgage holder as a lender participation fee and $379,875 in selling costs. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement. The remainder of the proceeds will be distributed to Limited Partners in October 1997.

Pursuant to the sale agreement for the Woodland Hills Apartments, $250,000 of the sale proceeds was retained by the Partnership until February 1997. The funds were released in full in February 1997, at which time the Partnership paid $234,721 in full satisfaction of the junior mortgage loan from TBC, an affiliate of the General Partner, at a discount of $111,245 which represents the forgiven portion of the loan. See Notes 4 and 6 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Chesapeake Apartments, $200,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until June 1997, at which time the funds were released in full.

The Partnership's remaining property, Briarwood Place Apartments, is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by the loan which matures in 1998. Currently, the Partnership has entered into a contract to sell the property and expects that the property will be sold prior to the maturity date of the loan.

To date, Limited Partners have received cash distributions totaling $275.00 per $1,000 Interest. Of this amount, $4.00 represents Cash Flow from operations and $271.00 represents a return of Original Capital. Future distributions will be made from available sales proceeds, as to which there can be no assurances. Investors will not recover a substantial portion of their original investment.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION
-------------------------

Briarwood Place Apartments
--------------------------

As previously reported, on May 22, 1997, the Partnership contracted to sell the Briarwood Place Apartments, Chandler, Arizona, to two unaffiliated parties, Continental Realty Advisors, Ltd., a Colorado corporation, and Signet Partners, a Colorado corporation. Pursuant to an amendment, the closing of the sale was extended from August 5, 1997 to September 19, 1997.


Courtyards of Kendall Apartments
--------------------------------

As previously reported, on March 31, 1997, the Partnership contracted to sell the Courtyards of Kendall Apartments, Dade County, Florida to an unaffiliated party, Harbour Realty Advisors, Inc. The purchaser assigned its rights under the agreement of sale to an affiliate, Kendall Courtyards Limited Partnership. On June 2, 1997, the Partnership and the lender entered into an agreement whereby the lender extended the maturity date of the loan from June 1, 1997 to June 30, 1997. In conjunction with the agreement the Partnership paid the lender $225,000 representing the amount due the lender as part of the 1992 loan modification, which amount is equal to 25% of that portion of the sale price which exceeds $10,100,000. The sale of the property was extended and the sale closed on June 19, 1997. The sale price was $11,000,000. From the proceeds of the sale, the Partnership paid the outstanding balance of the first mortgage loan in the amount of $8,736,414, closing costs of $159,875, and a brokerage commission of $220,000 to an affiliate of the third party which managed the property. The Partnership received $1,658,711 representing the remaining proceeds.

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

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1996 are incorporated herein by reference.

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

(iii) Notice of Disapproval dated February 27, 1997, relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(iii) to the Partnership's Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as exhibit (10)(i)(iv) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(v) Third Amendment to Agreement of sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as exhibit (10)(i)(v) to the Registrant's Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(vi) Forbearance Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, is attached hereto.

(vii) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, is attached hereto.

(j)(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997, is attached hereto.

(b) Reports on Form 8-K:

A current report on Form 8-K dated May 22, 1997 was filed reporting the contract to sell the Briarwood Place Apartments, Chandler, Arizona.

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



Date:  August 14, 1997
      --------------------