Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 84
filed 1997-11-14
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997             1996
                                          ---------------  ---------------
Cash and cash equivalents                 $    5,164,150   $   11,154,753
Escrow deposits                                    5,280           68,590
Accounts and accrued interest receivable          42,408        1,118,147
Prepaid expenses                                                   74,940
Deferred expenses, net of accumulated
  amortization of $180,569 in 1997
  and $562,860 in 1996                            16,411           88,171
                                          ---------------  ---------------
                                               5,228,249       12,504,601
                                          ---------------  ---------------
Investment in real estate:
  Land                                         1,101,548        3,990,086
  Buildings and improvements                   6,546,398       28,635,248
                                          ---------------  ---------------
                                               7,647,946       32,625,334
  Less accumulated depreciation                3,411,982       15,839,007
                                          ---------------  ---------------
Investment in real estate, net of
  accumulated depreciation                     4,235,964       16,786,327
                                          ---------------  ---------------
                                          $    9,464,213   $   29,290,928
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       77,465   $      341,315
Due to affiliates                                109,320          187,913
Accrued liabilities, principally
  real estate taxes                               53,406           42,465
Security deposits                                 56,381          216,248
Mortgage notes payable                         5,776,794       25,702,431
Mortgage notes payable - affiliate                                336,872
                                          ---------------  ---------------
    Total liabilities                          6,073,366       26,827,244
                                          ---------------  ---------------

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                          ---------------  --------------
Commitments and contingencies

Limited Partners' capital (140,000
 Interests issued and outstanding)             4,211,855        3,454,964

General Partner's deficit                       (821,008)        (991,280)
                                          ---------------  ---------------
    Total partners' capital                    3,390,847        2,463,684
                                          ---------------  ---------------
                                          $    9,464,213   $   29,290,928
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                1997             1996
                                          ---------------  ---------------
Income:
  Rental and service                      $    2,499,196   $   16,137,962
  Interest on short-term investments             347,807          176,578
  Other income                                   252,462
                                          ---------------  ---------------
    Total income                               3,099,465       16,314,540
                                          ---------------  ---------------
Expenses:
  Interest on mortgage notes payable             712,529        4,799,068
  Interest on short-term loans from
    an affiliate                                                   49,045
  Lender participation                           225,000
  Depreciation                                   350,556        2,195,723
  Amortization of deferred expenses               20,224          144,485
  Property operating                             923,017        6,575,606
  Real estate taxes                              176,708        1,263,699
  Property management fees                       122,145          822,026
  Administrative                                 350,810          601,424
                                          ---------------  ---------------
    Total expenses                             2,880,989       16,451,076
                                          ---------------  ---------------

Income (loss) before gains on sales of
  properties and extraordinary items             218,476         (136,536)
Gains on sales of properties                  16,748,978       42,524,676
                                          ---------------  ---------------
Income before extraordinary items             16,967,454       42,388,140
                                          ---------------  ---------------
Extraordinary items:
  Gain on forgiveness of debt                    111,245        1,714,747
  Debt extinguishment expense                    (51,536)        (960,660)
                                          ---------------  ---------------
  Total extraordinary items                       59,709          754,087
                                          ---------------  ---------------
Net income                                $   17,027,163   $   43,142,227
                                          ===============  ===============

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                          ---------------  ---------------
Income before extraordinary items
  allocated to General Partner            $      169,675   $      423,881
                                          ===============  ===============
Income before extraordinary items
  allocated to Limited Partners           $   16,797,779   $   41,964,259
                                          ===============  ===============
Income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)        $       119.99   $       299.75
                                          ===============  ===============
Extraordinary items allocated
  to General Partner                      $          597   $        7,541
                                          ===============  ===============
Extraordinary items allocated
  to Limited Partners                     $       59,112   $      746,546
                                          ===============  ===============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                 $         0.42   $         5.33
                                          ===============  ===============
Net income allocated to General Partner   $      170,272   $      431,422
                                          ===============  ===============
Net income allocated to Limited Partners  $   16,856,891   $   42,710,805
                                          ===============  ===============
Net income per Limited Partnership
  Interest(140,000 issued and outstanding)$       120.41   $       305.08
                                          ===============  ===============
Distributions to Limited Partners         $   16,100,000   $   11,200,000
                                          ===============  ===============
Distributions per Limited
  Partnership Interest                    $       115.00   $        80.00
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                1997             1996
                                          ---------------  ---------------
Income:
  Rental and service                      $      451,556   $    3,611,090
  Interest on short-term investments              73,724          118,452
                                          ---------------  ---------------
    Total income                                 525,280        3,729,542
                                          ---------------  ---------------
Expenses:
  Interest on mortgage notes payable             146,331        1,071,819
  Depreciation                                    49,084          493,967
  Amortization of deferred expenses                4,103           34,667
  Property operating                             158,669        1,776,531
  Real estate taxes                               18,316          281,881
  Property management fees                        27,086          193,289
  Administrative                                  75,538          168,875
                                          ---------------  ---------------
    Total expenses                               479,127        4,021,029
                                          ---------------  ---------------

Income (loss) before (loss) gains on sales
  of properties and extraordinary items           46,153         (291,487)

(Loss) gains on sales of properties             (137,500)      16,365,824
                                          ---------------  ---------------
(Loss) income before extraordinary items         (91,347)      16,074,337
                                          ---------------  ---------------
Extraordinary items:
  Gain on forgiveness of debt                                   1,714,747
  Debt extinguishment expense                                    (534,366)
                                                           ---------------
  Total extraordinary items                                     1,180,381
                                          ---------------  ---------------
Net (loss) income                         $      (91,347)  $   17,254,718
                                          ===============  ===============

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                          ---------------  ---------------
(Loss) income before extraordinary items
  allocated to General Partner            $         (913)  $      160,743
                                          ===============  ===============
(Loss) income before extraordinary items
  allocated to Limited Partners           $      (90,434)  $   15,913,594
                                          ===============  ===============
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)        $        (0.65)  $       113.67
                                          ===============  ===============
Extraordinary items allocated
  to General Partner                                None   $       11,804
                                          ===============  ===============
Extraordinary items allocated
  to Limited Partners                               None   $    1,168,577
                                          ===============  ===============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)                           None   $         8.35
                                          ===============  ===============
Net (loss) income allocated to General
  Partner                                 $         (913)  $      172,547
                                          ===============  ===============
Net (loss) income allocated to Limited
  Partners                                $      (90,434)  $   17,082,171
                                          ===============  ===============
Net (loss) income per Limited Partnership
  Interest(140,000 issued and outstanding)$        (0.65)  $       122.02
                                          ===============  ===============
Distribution to Limited Partners                    None   $   11,200,000
                                          ===============  ===============
Distribution per Limited
  Partnership Interest                              None   $        80.00
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997             1996
                                          ---------------  ---------------
Operating activities:
  Net income                              $   17,027,163   $   43,142,227
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Other income                              (252,462)
      Extraordinary items:
        Gain on forgiveness of debt             (111,245)      (1,714,747)
        Debt extinguishment expense               51,536          638,821
      Gains on sales of properties           (16,748,978)     (42,524,676)
      Depreciation of properties                 350,556        2,195,723
      Amortization of deferred expenses           20,224          144,485
      Net change in:
        Escrow deposits                           63,310          976,433
        Accounts and accrued interest
          receivable                           1,075,739         (244,339)
        Prepaid expenses                          74,940           75,774
        Accounts payable                        (263,850)          37,577
        Due to affiliates                        (78,593)           5,156
        Accrued liabilities                       20,035         (546,089)
        Security deposits                       (159,867)        (280,227)
                                          ---------------  ---------------
  Net cash provided by operating
    activities                                 1,068,508        1,906,118
                                          ---------------  ---------------
Investing activities:
  Proceeds from sales of properties           29,833,333       63,377,646
  Payment of selling costs                      (884,548)      (1,213,536)
                                          ---------------  ---------------
  Net cash provided by investing
    activities                                28,948,785       62,164,110
                                          ---------------  ---------------
Financing activities:
  Distributions to Limited Partners          (16,100,000)     (11,200,000)
  Repayment of loans payable - affiliate        (234,721)      (6,623,202)
  Proceeds from issuance of mortgage note
    payable - affiliate                                           137,654
  Repayment of mortgage notes payable        (19,472,943)     (31,761,649)
  Principal payments on mortgage
    notes payable                               (200,232)        (840,464)
  Release of financing escrows                                     21,071
                                          ---------------  ---------------
  Net cash used in financing activities      (36,007,896)     (50,266,590)
                                          ---------------  ---------------

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997             1996
                                          ---------------  ---------------
Net change in cash and cash equivalents       (5,990,603)      13,803,638
Cash and cash equivalents at beginning
  of year                                     11,154,753          394,701
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $    5,164,150   $   14,198,339
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership has restated net income for the nine month period ended September 30, 1996 as a result of state withholding taxes paid in connection with the sale of the Chimney Ridge Apartments in February 1996. Such amounts had previously been recorded as an expense of sale. The Partnership adjusted the expenses of the sale during the latter part of 1996 as a result of receiving a refund of these taxes during March 1997. There was no change to partners' capital as of December 31, 1996 as a result of this restatement.

(b) Several reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. In addition, during January and June of 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively. Currently, the Partnership has entered into a contract to sell its remaining property, the Briarwood Place Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $712,529 and $4,666,970, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $173,774       $31,929     $109,320

As of December 31, 1996, the Partnership had a junior mortgage loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $345,966, which included accrued interest of $9,094. The accrued interest balance was included in accrued liabilities on the balance sheet. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $111,245 which represents the forgiven portion of the loan. See Note 6 of Notes to Financial Statements for additional information. In September 1996, the junior loan outstanding from TBC relating to the Chestnut Ridge - Phase II Apartments in the amount of $1,714,747, which included accrued interest of $55,552, was forgiven in connection with the sale of the property. During the nine months ended September 30, 1996, the Partnership incurred interest expense on these affiliate loans of $132,098 and paid interest expense of $111,865.

During the quarter ended March 31, 1996, the Partnership repaid the General Partner loan which had an outstanding balance of $6,632,202 at December 31, 1995 primarily with proceeds from the sale of Chimney Ridge Apartments. During the nine months ended September 30, 1996, the Partnership incurred interest expense of $49,045 and paid interest expense of $119,165 on this loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

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

b) In June 1997, the Partnership sold the Courtyards of Kendall Apartments in an all cash sale for $11,000,000. From the proceeds of the sale, the Partnership paid $8,736,414 to the third party mortgage holder in full satisfaction of the principal balance of the first mortgage loan, $225,000 to the mortgage holder as a lender participation fee and $517,375 in selling costs. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement. The basis of the property was $3,580,684, which is net of accumulated depreciation of $6,681,665. For financial statement purposes, the Partnership recognized a gain of $6,901,941 from the sale of this property. The Partnership has adjusted the previously reported gain on sale of this property, and the related selling costs as a result of an additional brokerage commission of $137,500 paid to an unaffiliated party during the third quarter of 1997.

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

7. Other Income:

In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan for financial statement purposes.

8. Contingencies:

(a) The Briarwood Place Apartments is located in the path of a planned expansion of a road which is adjacent to the property. If the current plans are approved, approximately 68 of the complex's 268 units would be condemned by the Arizona Department of Transportation. The Partnership has entered into a contract to sell this property for a sale price of $9,800,000. The purchaser is purchasing the property subject to the condemnation proceedings. Any condemnation award will be paid to the purchaser. The purchaser has deposited $100,000 in non-refundable earnest money and the closing of the sale is scheduled for December 16, 1997.

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

9.  Subsequent Event:

In October 1997, the Partnership paid $1,400,000 ($10.00 per Interest) to the holders of Limited Partnership Interests, representing a special distribution of Net Cash Proceeds from the sale of the Courtyards of Kendall Apartments in June 1997.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes in January and June 1997, respectively, and sold seven properties during the nine months ended September 30, 1996. The gains recognized in connection with the 1996 sales were higher than the gains recognized in connection with the 1997 sales of the Somerset Pointe and Courtyards of Kendall apartment complexes. This was the primary reason for the decrease in net income for the nine months ended September 30, 1997 as compared to the same period in 1996. The Partnership did not recognize any gains on sales during the third quarter of 1997 and recognized gains on the sales of three properties during the same period in 1996. This was the primary reason for the recognition of a net loss for the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.
In 1996, the Partnership sold the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes. The Partnership also sold the Somerset Pointe and Courtyards of Kendall apartment complexes in January and June 1997, respectively. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased during 1997 compared to 1996.

Due to higher average cash balances resulting from the investment of the proceeds from the 1997 sales of the Somerset Pointe and Courtyards of Kendall apartment complexes prior to distribution to Limited Partners, interest income on short-term investments increased during the nine months ended September 30, 1997 as compared to the same period in 1996. However, higher average cash balances due to proceeds received during the second and third quarters of 1996 in connection with the sales of Canyon Sands, Ridgetree - Phase I, Sunnyoak Village and Creekwood - Phase I apartment complexes prior to distribution to Limited Partners, resulted in a decrease in interest income on short-term investments for the quarter ended September 30, 1997 as compared to the same period in 1996.

In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan for financial statement purposes.

Due to the repayment of the short-term loans from an affiliate in March 1996, interest expense on short-term loans from an affiliate ceased in 1996.

The Partnership paid to the lender a participation fee of $225,000 in connection with the sale of the Courtyards of Kendall Apartments during 1997. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement.

The Partnership incurred higher postage, printing and investor processing costs in connection with its response to a tender offer during 1996. In addition, the Partnership incurred higher accounting and portfolio management fees during 1996. These were the primary reasons for the decrease in administrative expenses during 1997 as compared to 1996.

The Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes during the nine months ended September 30, 1997 and sold the Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Ridgetree - Phase I and Sunnyoak Village apartment complexes during the same period in 1996. The Partnership recognized gains of $16,748,978 and $42,524,676 in connection with the property sales during 1997 and 1996, respectively. The previously reported gain and selling costs relating to the June 1997 sale of the Courtyards of Kendall Apartments were adjusted as a result of an additional brokerage commission paid to an unaffiliated party during the third quarter of 1997. As a result, the Partnership recognized a loss on sale of $137,500 during the quarter ended September 30, 1997 as compared to gains of $16,365,824 during the same period in 1996.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest of $9,094. The Partnership recognized the discount as an extraordinary gain on forgiveness of debt during 1997 for financial statement purposes. In addition, in connection with the sale of the Chestnut Ridge - Phase II Apartments, the junior loan outstanding from an affiliate of the General Partner, which had an outstanding balance of $1,714,747, including accrued interest of $55,552, was forgiven which resulted in an extraordinary gain on forgiveness of debt during 1996 for financial statement purposes.

In connection with the sales of the Somerset Pointe Apartments in 1997 and the Antlers, Canyon Sands, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Ridgetree - Phase I and Sunnyoak Village apartment complexes in 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in the amounts of $51,536 and $638,821, respectively. In addition, in connection with the sales of the Chestnut Ridge - Phase II and the Creekwood - Phase I apartment complexes in 1996, the Partnership paid $321,839 of loan prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,991,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the payment of special distributions to Limited Partners in January and April 1997 from the net proceeds of the 1996 and 1997 property sales. This decrease was partially offset by the net proceeds received from the sales of Somerset Pointe and Courtyards of Kendall apartment complexes during January and June 1997, respectively. Cash flow of approximately $1,069,000 was provided by the Partnership's operating activities which consisted primarily of cash flow generated from property operations, interest income earned on short-term investments and the collection of certain receivables related to the sold properties, which was partially offset by the payment of administrative expenses and a lender participation fee. Investing activities consisted of the proceeds from the two property sales during 1997 of approximately $28,949,000. Financing activities consisted of the payment of distributions totaling $16,100,000 to Limited Partners, the repayment of the mortgage notes payable in connection with the 1997 sales of approximately $19,473,000, principal payments on mortgage notes payable of approximately $200,000 and the repayment of the affiliate loan of approximately $235,000. In October 1997, the Partnership made a special distribution of $1,400,000 to Limited Partners consisting primarily of available proceeds received in connection with the sale of Courtyards of Kendall Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Partnership sold ten properties in 1996, nine of which generated positive cash flow in 1996 prior to their sales. The Ridgetree - Phase I Apartments, which was sold in June 1996, generated a marginal deficit prior to its sale in 1996. The Somerset Pointe Apartments, which was sold in January 1997, generated positive cash flow in 1996 and a marginal cash flow deficit prior to its sale in 1997 primarily due to increased payroll costs. The Courtyards of Kendall Apartments, which was sold in June 1997, generated a marginal cash flow deficit in 1996 due to slightly higher property operating expenses and positive cash flow in 1997 prior to its sale. During 1997 and 1996, the Briarwood Place Apartments generated positive cash flow. As of September 30, 1997, the occupancy rate of the Briarwood Place Apartments was 93%.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. During January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively. Currently, the Partnership has entered into a contract to sell its remaining property, the Briarwood Place Apartments. The sale price is $9,800,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In June 1997, the Partnership sold the Courtyards of Kendall Apartments in an all cash sale for $11,000,000. From the proceeds of the sale, the Partnership paid $8,736,414 to the third party mortgage holder in full satisfaction of the principal balance of the first mortgage loan, $225,000 to the mortgage holder as a lender participation fee and $517,375 in selling costs. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement. The available proceeds were distributed to Limited Partners in October 1997.

Pursuant to the sale agreement for the Woodland Hills Apartments, $250,000 of the sale proceeds was retained by the Partnership until February 1997. The funds were released in full in February 1997, at which time the Partnership paid $234,721 in full satisfaction of the junior mortgage loan from an affiliate of the General Partner, at a discount of $111,245. See Notes 4 and 6 of Notes to Financial Statements for additional information.

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

In October 1997, the Partnership paid $1,400,000 ($10.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds from the sale of the Courtyards of Kendall Apartments. To date, including the October 1997 distribution, Limited Partners have received cash distributions totaling $285.00 per $1,000 Interest. Of this amount, $4.00 represents Cash Flow from operations and $281.00 represents a return of Original Capital. A future distribution is expected to be made from proceeds received in connection with the sale of the Partnership's remaining property, as to which there can be no assurances. Investors will not recover a substantial portion of their original investment.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Briarwood Place Apartments
--------------------------

As previously reported, on May 22, 1997, the Partnership contracted to sell Briarwood Place Apartments, Chandler, Arizona, for a sale price of $10,800,000 to two unaffiliated parties, Continental Realty Advisors, Ltd., a Colorado corporation, and Signet Partners, a Colorado corporation (together, the "Purchaser"). The Partnership and the Purchaser have agreed to reduce the sale price to $9,800,000. In addition, the closing of the sale has been extended to December 16, 1997.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement, previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 16, 1983 (Registration No. 2-86317) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13349), are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated May 31, 1996, is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated May 31, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the Sunnyoak Village Apartments, Overland Park, Kansas previously filed as Exhibit
(2)(d) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

(d)(i) Agreement of Sale relating to the sale of Antlers Apartments, Jacksonville, Florida previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 2, 1996, is incorporated herein by reference.

(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1996, are incorporated herein by reference.

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

(ii) Agreement of Sale and attachments thereto, dated November 9, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (10)(f)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, are incorporated herein by reference.

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

(i)(i) Agreement of Sale and attachments thereto relating to the sale of the Courtyards of Kendall Apartments, Dade, County, Florida, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.

(ii) First Amendment to the Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.

(iii) Notice of Disapproval dated February 27, 1997, relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(iii) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(iv) to the Registrant's Current Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(v) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(v) to the Registrant's Current Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(vi) Forbearance Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10(i)(vi) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(vii) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(vii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(j)(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(ii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(viii) Letter Agreement dated November 6, 1997 relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(ix) Letter Agreement dated November 7, 1997 relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997, is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS-84

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XV, the General Partner

                              By:/s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XV, the General Partner

Date:  November 13, 1997
      ----------------------------