Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 84
filed 1998-03-26
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Realty Investors-84 (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $140,000,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold ten properties. During 1997, the Registrant sold its remaining three properties, the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During January, June and November 1997, the Registrant sold the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes in all cash sales for $18,833,333, $11,000,000 and $9,800,000, respectively. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Briarwood Place Apartments
--------------------------

As previously reported, on May 22, 1997, the Registrant contracted to sell Briarwood Place Apartments, Chandler, Arizona, for a sale price of $10,800,000 to two unaffiliated parties, Continental Realty Advisors, Ltd., a Colorado corporation, and Signet Partners, a Colorado corporation (together, the "Purchaser"). The sale price was $9,800,000. The sale closed on November 26, 1997.

From the proceeds of the sale, the Registrant repaid the outstanding balance of the first mortgage loan of $5,760,201 and paid $196,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $21,600 in closing costs. The Registrant received the remaining $3,822,199 of sale proceeds.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed below.

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 11,481.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1997       1996        1995        1994         1993
                  ----------- ----------- ----------- ------------  -----------
Total income      $3,512,008 $19,030,209 $28,134,122  $30,392,509  $30,159,179
Income(loss) before
 gains on sales
 of properties,
 affiliate's
 participation in
 joint venture
 and extra-
 ordinary items      178,509    (415,736)   (410,442)  (2,814,657)  (3,588,955)
Net income        22,350,754  52,406,576   3,004,923    5,572,852    2,809,966
Net income per
  Limited Partner-
  ship Interest -
  Basic and Diluted   152.57      370.59       21.25        39.41        19.87
Total assets       7,455,003  29,290,928  84,442,075   98,385,353  117,468,061
Mortgage notes
  payable               None  26,039,303 103,293,307  114,779,433  136,404,898
Distributions per
  Limited
  Partnership
  Interest (A)        125.00      160.00        None         None         None


(A) These amounts include distributions of Original Capital of $125.00 and $156.00 for 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors - 84 (the "Partnership") sold two properties during 1995, ten properties during 1996 and its remaining three properties during 1997 and recognized gains for financial statement purposes in connection with the property sales. The Partnership recognized significant gains in connection with the ten property sales in 1996 which resulted in the Partnership recognizing higher net income during 1996 as compared to 1997 and 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold the Antlers, Canyon Sands, Chesapeake, Chestnut Ridge - Phase II, Chimney Ridge, Creekwood - Phase I, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes and recognized gains in connection with these sales totaling $52,611,265. During 1997, the Partnership sold the Briarwood Place, Courtyards of Kendall and Somerset Pointe apartment complexes and recognized gains in connection with these sales totaling $22,126,211. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Higher average cash balances were available for investment due to proceeds received by the Partnership in connection with the 1996 and 1997 property sales prior to distributions to Limited Partners in January and April 1997. As a result, interest income on short-term investments increased during 1997 as compared to 1996.

In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan. In addition, the Partnership recognized other income of $75,904 during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Due to the repayment of the short-term loans from an affiliate in March 1996, interest expense on short-term loans from an affiliate ceased in 1996.
The Partnership paid to the lender a participation fee of $225,000 in connection with the sale of the Courtyards of Kendall Apartments during 1997. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of the amount specified in the loan agreement.

The Partnership incurred higher postage and printing costs in connection with its response to a tender offer during 1996. In addition, the Partnership incurred higher accounting and portfolio management fees during 1996. These were the primary reasons for the decrease in administrative expenses during 1997 as compared to 1996.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest of $9,094. In addition, in connection with the sale of the Chestnut Ridge - Phase II Apartments during 1996, the junior loan outstanding from an affiliate of the General Partner, which had an outstanding balance of $1,714,747, including accrued interest of $55,552, was forgiven. These amounts were recognized as extraordinary items and classified as gains on forgiveness of debt for financial statement purposes.

In connection with the sales of the Somerset Pointe and Briarwood Place apartment complexes in 1997 and the Antlers, Canyon Sands, Chesapeake, Chimney Ridge, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes in 1996, the Partnership wrote-off the remaining unamortized deferred financing expenses in the amounts of $65,211 and $818,320, respectively. In addition, in connection with the sales of the Chestnut Ridge - Phase II, Creekwood - Phase I, Quail Lakes and Woodland Hills apartment complexes in 1996, the Partnership paid $685,380 in prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses for financial statement purposes.

1996 Compared to 1995
---------------------

As a result of the ten property sales in 1996 and the sales of the Pinebrook and Drayton Quarter apartment complexes in 1995, rental and service income decreased approximately $9,187,000 during 1996 as compared to 1995. Higher rental rates at the three remaining properties during 1996 partially offset the decrease in rental and service income due to the sales by approximately $157,000.

Proceeds received during 1996 in connection with the property sales were invested in short-term interest bearing investments prior to being distributed to the Limited Partners. As a result, interest income on short-term investments increased during 1996 as compared to 1995.

As a result of the twelve property sales during 1996 and 1995, interest expense on mortgage notes payable, depreciation expense, amortization expense, real estate taxes and property management fees decreased during 1996 as compared to 1995.

Due to decreases in the short-term loan balance during 1995 and its repayment in March 1996 from property sale proceeds, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

Property operating expense decreased during 1996 compared to 1995 by approximately $2,663,000 due to the twelve sales during 1996 and 1995. This decrease was partially offset by approximately $221,000 of increases in repair and maintenance expenditures, which included structural repairs, landscaping and replacement of floor coverings, at the Briarwood Place and Courtyards of Kendall apartment complexes.

The Partnership incurred higher legal and consulting fees in connection with a response to a tender offer during 1995. As a result, administrative expense decreased during 1996 as compared to 1995.

Due to the sale of the Pinebrook and Drayton Quarter apartments complexes in 1995, the Partnership recognized gains on sales of $4,080,592 in 1995.

The Pinebrook apartment complex was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the property's sale in 1995, affiliate's participation in income from joint venture ceased during 1995.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of certain of the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,746,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of distributions to Limited Partners and repayments of mortgage notes payable in 1997 with net proceeds from the 1996 and 1997 property sales which were partially offset by the proceeds received from the sale of the Partnership's remaining three properties during 1997. The Partnership generated cash totaling approximately $908,000 from its operating activities which consisted primarily of cash flow generated from the Partnership's properties prior to their sales, interest income earned on short-term investments and the collection of certain receivables related to the sold properties, which was partially offset by the payment of administrative expenses and a lender participation fee. The Partnership received cash of approximately $38,531,000 from its investing activities consisting of net proceeds received in connection with the sales of the Partnership's remaining three properties. Financing activities consisted of distributions of sale proceeds of approximately $17,500,000 to Limited Partners, the repayment of mortgage notes payable of approximately $25,233,000, principal payments on mortgage notes payable of approximately $217,000 and the repayment of the mortgage note payable-affiliate of approximately $235,000. In addition, in January 1998, the Partnership made a distribution to Limited Partners of $4,810,779 consisting primarily of Net Cash Proceeds from the sale of the Briarwood Place Apartments, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. During 1997, the Partnership sold its remaining three properties, the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In November 1997, the Partnership sold the Briarwood Place Apartments in an all cash sale for $9,800,000. From the proceeds of the sale, the Partnership paid $5,760,201 to the third party mortgage holder in full satisfaction of the first mortgage loan and $217,600 in selling costs. The available proceeds were distributed to Limited Partners in January 1998. See Note 10 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Woodland Hills Apartments, $250,000 of the sale proceeds was retained by the Partnership until February 1997. The funds were released in full in February 1997, at which time the Partnership paid $234,721 in full satisfaction of the junior mortgage loan from an affiliate of the General Partner, at a discount of $111,245. See Note 9 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Chesapeake Apartments, $200,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until June 1997, at which time the funds were released in full.

The Partnership commenced distributions in July of 1996 and made two distributions totaling $160 per Interest to Limited Partners of which $4 per Interest was from Net Cash Receipts and $156 per Interest was from Net Cash Proceeds. During 1997, the Partnership made three distributions totaling $125 per Interest to Limited Partners from Net Cash Proceeds. In January 1998, the Partnership paid $4,810,779 ($34.36 per Interest) to the holders of Limited Partnership Interests representing a distribution consisting primarily of Net Cash Proceeds from the sale of the Briarwood Place Apartments. Including the January 1998 distribution, Limited Partners have received distributions totaling $319.36 per $1,000 Interest. Of this amount, $4.00 represents Cash

Flow from operations and $315.36 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Investors will not recover a substantial portion of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1997           December 31, 1996
                    -------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $7,455,003  $23,449,263  $29,290,928    $19,222,624
Partners' capital
  (deficit) accounts:
    General Partner         None         None    (991,280)    (1,544,850)
    Limited Partners   7,314,438   23,324,280    3,454,964     10,513,854
Net income:
    General Partner      991,280    1,544,850      524,066      9,382,847
    Limited Partners  21,359,474   30,310,426   51,882,510     77,997,769
    Per Limited Part-
      nership Interest    152.57(A)    216.50       370.59(A)      557.13

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,918 in 1997 with respect to one of the executive officers and directors of Balcor Partners-XV, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
--------------------------------------------------------------

Limited             WIG 84              10,858.73      7.76%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        8,043.61       5.75%
Partnership         Acquisition         Limited
Interests           VII,                Partnership
                    Greenville,         Interests
                    South Carolina

For purposes of this Item 12, WIG 84 Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 13.51% of the Interests.

(b) Balcor Partners-XV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           116 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own 83 additional Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, previously filed as Exhibits 3 and
4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 16, 1983 (Registration No. 2-86317) are incorporated herein by reference.

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Canyon Sands Village Apartments, Phoenix, Arizona previously filed as Exhibit
(2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

(a)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(a)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of the Canyon Sands Apartments, Phoenix, Arizona and Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated May 31, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachments thereto relating to the sale of Ridgetree Apartments, Phase I, Dallas, Texas previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996 are incorporated herein by reference.

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

(d)(ii) Letter Agreements dated March 29, 1996, May 2, 1996 and May 3, 1996, respectively, amending the Agreement of Sale relating to Antlers Apartments, Jacksonville, Florida previously filed as Exhibit 10(vi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 are incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated August 27, 1996, are incorporated herein by reference.

(e)(ii) Letter dated September 9, 1996, relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated August 27, 1996, is incorporated herein by reference.

(e)(iii) Letter agreement dated September 12, 1996 relating to the sale of the Woodland Hills Apartments, Irving, Texas, previously filed as Exhibit 99(c) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(f)(i) Agreement of Sale and attachments thereto, dated September 25, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 24, 1996, are incorporated herein by reference.

(f)(ii) Agreement of Sale and attachments thereto, dated November 9, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as exhibit (10)(f)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference.

(g)(i) Agreement of Sale and attachments thereto relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(i) to the Registrant's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(g)(ii) First Amendment to Agreement of Sale relating to the sale of the Chesapeake Apartments, Harris County, Texas, previously filed as Exhibit
(2)(a)(ii) to the Registrant's Current Report on Form 8-K dated October 18, 1996, is incorporated herein by reference.

(h) Agreement of Sale and attachments thereto relating to the sale of the Quail Lakes Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

(i)(i) Agreement of Sale and attachments thereto relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.

(i)(ii) First Amendment to the Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.

(i)(iii) Notice of Disapproval dated February 27, 1997, relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(iii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(i)(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(i)(v) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(i)(vi) Forbearance Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10(i)(vi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(i)(vii) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Courtyards of Kendall Apartments, Dade County, Florida, previously filed as Exhibit (10)(i)(vii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(j)(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(j)(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(j)(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(vi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit (10)(j)(vii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(viii) Letter Agreement dated November 6, 1997 relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit
(10)(j)(viii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(j)(ix) Letter Agreement dated November 7, 1997 relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as Exhibit
(10)(j)(ix) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-84

                         By: /s/Jayne A. Kosik
                             ----------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XV,
                             the General Partner

Date: March 24, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
                         the General Partner
  /s/Thomas E. Meador                                       March 24, 1998
----------------------                                      --------------
  Thomas E. Meador


                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Partners-XV,
                         the General Partner

   /s/Jayne A. Kosik                                        March 24, 1998
----------------------                                      --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors-84:

We have audited the financial statements of Balcor Realty Investors-84 (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors-84 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1998

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                               1997              1996
                                          ---------------   --------------
Cash and cash equivalents                 $    7,408,757    $  11,154,753
Escrow deposits                                                    68,590
Accounts and accrued interest receivable          46,246        1,118,147
Prepaid expenses                                                   74,940
Deferred expenses, net of accumulated
  amortization of $562,860 in 1996                                 88,171
                                          ---------------   --------------
                                               7,455,003       12,504,601
                                          ---------------   --------------
Investment in real estate:
  Land                                                          3,990,086
  Buildings and improvements                                   28,635,248
                                                            --------------
                                                               32,625,334
  Less accumulated depreciation                                15,839,007
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     16,786,327
                                          ---------------   --------------
                                          $    7,455,003    $  29,290,928
                                          ===============   ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       83,280    $     341,315
Due to affiliates                                 57,285          187,913
Accrued liabilities, principally
  real estate taxes                                                42,465
Security deposits                                                 216,248
Mortgage notes payable                                         25,702,431
Mortgage note payable - affiliate                                 336,872
                                          ---------------   --------------
    Total liabilities                            140,565       26,827,244
                                          ---------------   --------------
Commitments and contingencies
Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                             7,314,438        3,454,964
General Partner's deficit                           None         (991,280)
                                          ---------------   --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                                  (Continued)

                                               1997              1996
                                          ---------------   --------------

    Total partners' capital                    7,314,438        2,463,684
                                          ---------------   --------------
                                          $    7,455,003    $  29,290,928
                                          ===============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995


                                 Partners' Capital (Deficit) Accounts
                              -------------- -------------- --------------
                                                 General        Limited
                                   Total         Partner     Partners (A)
                              -------------- -------------- --------------

Balance at
  December 31, 1994           $ (30,547,815) $  (1,545,395) $ (29,002,420)

Net income for the year
  ended December 31, 1995         3,004,923         30,049      2,974,874
                              -------------- -------------- --------------
Balance at
  December 31, 1995             (27,542,892)    (1,515,346)   (26,027,546)

Cash distributions to
  Limited Partners (B)          (22,400,000)                  (22,400,000)

Net income for the year
  ended December 31, 1996        52,406,576        524,066     51,882,510
                              -------------- -------------- --------------
Balance at
  December 31, 1996               2,463,684       (991,280)     3,454,964

Cash distributions to
  Limited Partners (B)          (17,500,000)                  (17,500,000)

Net income for the year
  ended December 31, 1997        22,350,754        991,280     21,359,474
                              -------------- -------------- --------------
Balance at
  December 31, 1997           $   7,314,438           None  $   7,314,438
                              ============== ============== ==============

(A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests.

(B) Summary of cash distributions paid per Limited Partnership Interest:

                                       1997           1996           1995
                               -------------  -------------  -------------
First Quarter                 $       67.00           None           None
Second Quarter                        48.00           None           None
Third Quarter                          None  $       80.00           None
Fourth Quarter                        10.00          80.00           None


The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995


                                    1997           1996           1995
                              -------------- -------------- --------------
Income:
  Rental and service          $   2,757,412  $  18,666,688  $  28,010,225
  Interest on short-term
    investments                     426,230        363,521        123,897
  Other income                      328,366
                              -------------- -------------- --------------
    Total income                  3,512,008     19,030,209     28,134,122
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                   771,288      5,544,510      8,828,989
  Interest on short-term
    loans from an affiliate                         49,045        568,140
  Lender participation fee          225,000
  Depreciation                      381,353      2,544,366      3,838,532
  Amortization of deferred
    expenses                         22,960        163,862        282,754
  Property operating              1,174,052      7,934,800     10,411,317
  Real estate taxes                 165,771      1,481,427      2,146,633
  Property management fees          135,303        956,610      1,393,102
  Administrative                    457,772        771,325      1,075,097
                              -------------- -------------- --------------
    Total expenses                3,333,499     19,445,945     28,544,564
                              -------------- -------------- --------------
Income (loss) before gains
  on sales of properties,
  affiliate's participation
  in joint venture and
  extraordinary items               178,509       (415,736)      (410,442)
Gains on sales of properties     22,126,211     52,611,265      4,080,592
Affiliate's participation in
  income from joint venture                                      (755,586)
                              -------------- -------------- --------------
Income before
  extraordinary items            22,304,720     52,195,529      2,914,564
                              -------------- -------------- --------------
Extraordinary items:
  Gains on forgiveness
    of debt                         111,245      1,714,747         90,359
  Debt extinguishment
    expenses                        (65,211)    (1,503,700)
                              -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                    1997           1996           1995
                              -------------- -------------- --------------
  Total extraordinary items          46,034        211,047         90,359
                              -------------- -------------- --------------
Net income                    $  22,350,754  $  52,406,576  $   3,004,923
                              ============== ============== ==============
Income before
  extraordinary items
  allocated to General
  Partner                     $     989,238  $     521,955  $      29,145
                              ============== ============== ==============
Income before
  extraordinary items
  allocated to Limited
  Partners                    $  21,315,482  $  51,673,574  $   2,885,419
                              ============== ============== ==============
Income before
  extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding) -
  Basic and Diluted           $      152.26  $      369.10  $       20.61
                              ============== ============== ==============
Extraordinary items
  allocated to General
  Partner                     $       2,042  $       2,111  $         904
                              ============== ============== ==============
Extraordinary items
  allocated to Limited
  Partners                    $      43,992  $     208,936  $      89,455
                              ============== ============== ==============
Extaordinary items per Limited
  Partnership Interest
  (140,000 issued and
  outstanding) -
  Basic and Diluted           $        0.31  $        1.49  $        0.64
                              ============== ============== ==============
Net income allocated
  to General Partner          $     991,280  $     524,066  $      30,049
                              ============== ============== ==============
Net income allocated
  to Limited Partners         $  21,359,474  $  51,882,510  $   2,974,874
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                    1997           1996           1995
                              -------------- -------------- --------------
Net income per Limited
  Partnership Interest
  (140,000 issued and
  outstanding) -
  Basic and Diluted           $      152.57  $      370.59  $       21.25
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                   1997           1996           1995
Operating activities:         -------------- -------------- --------------
  Net income                  $  22,350,754  $  52,406,576  $   3,004,923
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Other income                 (252,462)
      Extraordinary items:
        Gains on forgiveness
          of debt                  (111,245)    (1,714,747)       (90,359)
        Debt extinguishment
          expenses                   65,211        818,320
      Gains on sales of
        properties              (22,126,211)   (52,611,265)    (4,080,592)
      Affiliate's
        participation in
        income from
        joint venture                                             755,586
      Depreciation of
        properties                  381,353      2,544,366      3,838,532
      Amortization of
        deferred expenses            22,960        163,862        282,754
      Net change in:
        Escrow deposits              68,590      1,668,574        155,355
        Accounts and accrued
          interest receivable     1,071,901       (454,545)       217,330
        Prepaid expenses             74,940        242,042       (283,187)
        Accounts payable           (258,035)       124,432        (73,497)
        Due to affiliates          (130,628)        65,304        (75,213)
        Accrued liabilities         (33,371)    (1,073,821)       (68,143)
        Security deposits          (216,248)      (340,880)       (25,219)
                              -------------- -------------- --------------
  Net cash provided by
    operating activities            907,509      1,838,218      3,558,270
                              -------------- -------------- --------------
Investing activities:
  Proceeds from redemption
    of restricted
    investment                                                    700,000
  Proceeds from sales of
    properties                   39,633,333     89,127,646     12,390,000

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                   1997           1996           1995
                              -------------- -------------- --------------
  Payment of selling costs    $  (1,102,148) $  (2,088,105) $    (610,180)
                              -------------- -------------- --------------
  Net cash provided by
    investing activities         38,531,185     87,039,541     12,479,820
                              -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                    (17,500,000)   (22,400,000)
  Distributions to joint
    venture partner -
    affiliate                                                    (445,589)
  Proceeds from issuance  of
    mortgage note payable -
    affiliate                                      143,456
  Repayment of mortgage note
    payable - affiliate            (234,721)
  Repayment of loans payable
    - affiliate                                 (6,623,202)    (5,530,000)
  Repayment of mortgage
    notes payable               (25,233,144)   (48,441,864)    (9,833,903)
  Principal payments on
    mortgage notes payable         (216,825)      (987,645)    (1,447,264)
  Principal payments on
    mortgage notes payable -
    affiliate                                                    (114,600)
  Release of financing
    escrows                                        191,548        416,948
                              -------------- -------------- --------------
  Net cash used in
    financing activities        (43,184,690)   (78,117,707)   (16,954,408)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                    (3,745,996)    10,760,052       (916,318)

Cash and cash equivalents
  at beginning of year           11,154,753        394,701      1,311,019
                              -------------- -------------- --------------
Cash and cash equivalents
  at end of year              $   7,408,757  $  11,154,753  $     394,701
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Realty Investors-84 (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold ten properties. During 1997, the Partnership sold its remaining three properties, the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements       20 to 30 years
               Furniture and fixtures             5 to 7 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in September 1982. The Partnership Agreement provides for Balcor Partners-XV to be the General Partner and for the admission of Limited Partners through the sale of up to 150,000 Limited Partnership Interests at $1,000 per Interest, 140,000 of which were sold on or prior to June 27, 1984, the termination date of the offering.

The Partnership Agreement provides generally that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of "Net Cash Receipts" available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. There was accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to 1% of the total Net Cash Receipts distributed, which was to be paid only out of Net Cash Proceeds.

The Partnership has disposed of all of its real property investments and distributed available Net Cash Proceeds to the holders of Interests in accordance with the Partnership Agreement. Under certain circumstances, the General Partner could have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with the provisions of the Partnership Agreement.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 consisted of the following:

                              Carrying
Property                      Amount of
Pledged as                    Notes at
Collateral                    12/31/96
---------------              ----------

Mortgage Notes Payable - Non-affiliates:

Apartment Complexes:
Briarwood Place(A)            $5,884,841
Courtyards of
 Kendall (B)                   8,828,599

Somerset Pointe (C)           10,988,991
                              ----------
    Subtotal                  25,702,431
                              ----------

Mortgage Note Payable - Affiliates:

Apartment Complex:
Woodland Hills (D)               336,872
                             -----------
  Subtotal                       336,872
                             -----------
  Total                      $26,039,303
                            ============

(A) In November 1997, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(B) In June 1997, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(C) In January 1997, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(D) In November 1996, this property was sold. The Partnership did not receive sufficient Net Cash Proceeds to fully repay the note. The Partnership repaid the note at a discount in February 1997 when the $250,000 holdback related to the sale of the property was released. See Note 10 of Notes to Financial Statements for additional information.

During 1997, 1996 and 1995 the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $771,288, $5,403,319 and $8,605,824 and paid interest expense of $790,028, $5,403,319 and 8,611,797, respectively. See Note 9 of Notes to Financial Statements for interest paid and incurred on loans payable to affiliates.

6. Affiliate's Participation in Joint Venture:

The Pinebrook Apartments was owned by the Partnership and an affiliate prior to its sale in February 1995. Profits and losses were allocated 51.57% to the Partnership and 48.43% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Net distributions of $445,589 were made to the joint venture partner in 1995.

7. Management Agreements:

The Partnership's properties were under management agreements with a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $9,504,522 less than the tax income of the Partnership for the same period. The decrease in net income for financial statement purposes is primarily from the application of different depreciation methods for generally accepted accounting principals and tax and their cumulative effect on the properties sold.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended            Year Ended         Year Ended
                      12/31/97              12/31/96            12/31/95
                  ----------------- -------------------- -------------------
                    Paid    Payable    Paid      Payable    Paid     Payable
                  -------- -------- ---------- --------- --------- ---------
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting      $57,003  $12,227    $20,498   $22,640   $ 56,140  $ 4,699
   Data processing  14,006    3,629      6,694      None     60,314    5,838
   Investor
    communications    None     None       None      None      6,984     None
   Legal            34,345    7,986     20,388    22,519     65,226    9,053
   Other            24,371    5,825      5,424     5,991      8,920      370
   Portfolio mgmt. 136,763   27,618    122,976   136,763    217,759   32,529

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $32,756 and $192,179, for 1996 and 1995, respectively.

During 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $6,623,202 at December 31, 1995 primarily with proceeds from the sale of Chimney Ridge Apartments. During 1996 and 1995, the Partnership incurred interest expense of $49,045 and $568,140 and paid interest expense of $119,165 and $566,583 on this loan, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

As of December 31, 1996, the Partnership had a junior mortgage loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $345,966, which included accrued interest of $9,094. The accrued interest was included in accrued liabilities on the Partnership's balance sheet. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $111,245 which represents the forgiven portion of the loan. In September 1996, the junior loan outstanding from TBC relating to the Chestnut Ridge - Phase II Apartments was increased by $143,456 in order to meet the minimum Net Cash Proceeds requirements from the sale of this property. The loan in the amount of $1,714,747, which included accrued interest of $55,552, was forgiven in connection with the sale of the property. During 1996 and 1995, the Partnership incurred interest expense of $141,191 and $223,165 and paid interest expense of $114,812 and $214,521 on these affiliated mortgage loans, respectively.

10. Property Sales:

(a) In November 1997, the Partnership sold the Briarwood Place Apartment in an all cash sale for $9,800,000. From the proceeds of the sale, the Partnership paid $5,760,201 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $217,600 in selling costs. The basis of the property was $4,205,167, which is net of accumulated depreciation of $3,442,779. For financial statement purposes, the Partnership recognized a gain of $5,377,233 from the sale of this property.

b) In June 1997, the Partnership sold the Courtyards of Kendall Apartments in an all cash sale for $11,000,000. From the proceeds of the sale, the Partnership paid $8,736,414 to the third party mortgage holder in full satisfaction of the first mortgage loan, $225,000 to the mortgage holder as a lender participation fee and $517,375 in selling costs. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement. The basis of the property was $3,580,684, which is net of accumulated depreciation of $6,681,665. For financial statement purposes, the Partnership recognized a gain of $6,901,941 from the sale of this property.

c) In January 1997, the Partnership sold the Somerset Pointe Apartments in an all cash sale for $18,833,333. From the proceeds of the sale, the Partnership paid $10,736,529 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $367,173 in selling costs. The basis of the property was $8,619,123, which is net of accumulated depreciation of $6,095,916. For financial statement purposes, the Partnership recognized a gain of $9,847,037 from the sale of this property.

(d) In December 1996, the Partnership sold the Chesapeake Apartments in an all cash sale for $7,950,000. From the proceeds of the sale, the Partnership paid $5,072,714 to the third party mortgage holder in full satisfaction of the first mortgage loan and $249,579 in selling costs. The basis of the property was $4,899,461, which is net of accumulated depreciation of $3,811,596. For financial statement purposes, the Partnership recognized a gain of $2,800,960 from the sale of this property.

(e) In November 1996, the Partnership sold the Woodland Hills Apartments in an all cash sale for $7,300,000. From the proceeds of the sale, the Partnership paid $4,910,568 to the third party mortgage holder in full satisfaction of the first mortgage loan, $258,500 in selling costs and $96,211 of prepayment penalties. The Partnership received net proceeds of $2,034,721 from the sale. The terms of the 1993 refinancing of this property provided that minimum net proceeds of $1,800,000 were to be received by the Partnership from the sale of this property before repayment of the affiliate loan. As a result, in February 1997, the Partnership paid $234,721 in full satisfaction of the junior loan outstanding from TBC resulting in a discount of $111,245. The basis of the property was $3,798,569, which is net of accumulated depreciation of $2,730,124. For financial statement purposes, the Partnership recognized a gain of $3,242,931 from the sale of this property.

(f) In November 1996, the Partnership sold the Quail Lakes Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $6,683,238 and $13,695 in full satisfaction of the first and second mortgage loans, $350,201 in selling costs and $267,330 of prepayment penalties. The basis of the property was $6,096,614, which is net of accumulated depreciation of $4,778,294. For financial statement purposes, the Partnership recognized a gain of $4,053,185 from the sale of this property.

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

(h) In September 1996, the Partnership sold the Creekwood - Phase I Apartments in an all cash sale for $8,389,800. From the proceeds of the sale, the Partnership paid $5,604,985 to the third party mortgage holder in full satisfaction of the first mortgage loan, $203,068 in selling costs and $168,150 in prepayment penalties. The basis of the property was $4,284,091, which is net of accumulated depreciation of $2,758,600. For financial statement purposes, the Partnership recognized a gain of $3,902,641 from the sale of this property.

(i) In July 1996, the Partnership sold the Sunnyoak Village Apartments in an all cash sale for $22,200,000. From the proceeds of the sale, the Partnership paid $13,598,689 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $181,500 in selling costs. The basis of the property was $10,571,735, which is net of accumulated depreciation of $7,676,011. For financial statement purposes, the Partnership recognized a gain of $11,446,765 from the sale of this property.

(j) In June 1996, the Partnership sold the Ridgetree - Phase I Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $9,484,192 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $126,000 in selling costs. The basis of the property was $8,491,725, which is net of accumulated depreciation of $5,512,986. For financial statement purposes, the Partnership recognized a gain of $2,482,275 from the sale of this property.

(k) In June 1996, the Partnership sold the Canyon Sands Apartments in an all cash sale for $14,650,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $8,957,106, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $124,875 in selling costs. The basis of the property was $6,253,071, which is net of accumulated depreciation of $4,914,899. For financial statement purposes, the Partnership recognized a gain of $8,272,054 from the sale of this property.

(l) In May 1996, the Partnership sold the Antlers Apartments in an all cash sale for $15,000,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $10,108,860, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $86,456 in selling costs. The basis of the property was $8,395,037, which is net of accumulated depreciation of $5,118,659. For financial statement purposes, the Partnership recognized a gain of $6,518,507 from the sale of this property.

(m) In February 1996, the Partnership sold the Chimney Ridge Apartments in an all cash sale for $13,650,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $7,242,788, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $336,642 in selling costs. The basis of the property was $4,427,342, which is net of accumulated depreciation of $3,137,301. For financial statement purposes, the Partnership recognized a gain of $8,886,016 from the sale of this property.

(n) In July 1995, the Partnership sold the Drayton Quarter Apartments in an all cash sale for $6,250,000. From the proceeds of the sale, the Partnership paid $4,775,677 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $400,005 in selling costs. The basis of the property was $3,584,373, which is net of accumulated depreciation of $2,351,749. For financial statement purposes, the Partnership recognized a gain of $2,265,622 from the sale of this property.

(o) The Pinebrook Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held percentages in the joint venture of 51.57% and 48.43%, respectively. In February 1995, the joint venture sold the property in an all cash sale for $6,140,000. From the proceeds of the sale, the joint venture paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, and paid $210,175 in selling costs. The basis of the property was $4,114,855, which is net of accumulated depreciation of $3,364,699. For financial statement purposes, the Partnership recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was minority joint venture partner's share.

11. Extraordinary Items:

(a) In connection with the sales of the Somerset Pointe and Briarwood Place apartment complexes in 1997, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $51,536 and 13,675, respectively. For financial statement purposes, these amounts were recognized as debt extinguishment expenses and classified as extraordinary items.

(b) In February 1997, the Partnership paid $234,721 in full satisfaction of the $345,966 junior mortgage loan from TBC, which included accrued interest of $9,094 relating to the Woodland Hills Apartments which was sold in November 1996. The repayment resulted in a discount of $111,245 which was recognized as an extraordinary gain on forgiveness of debt for financial statement purposes.

(c) In connection with the sales of the Chestnut Ridge - Phase II, Creekwood-Phase I, Quail Lakes and Woodland Hills apartment complexes during 1996, the Partnership paid $685,380 of loan prepayment penalties. In addition, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $818,320 related to eight of the ten properties sold during 1996. These amounts were recognized as debt extinguishment expenses and classified as extraodinary items.

(d) In connection with the sale of the Chestnut Ridge - Phase II Apartments in September 1996, the junior loan due to TBC, which had an outstanding balance of $1,714,747, including accrued interest of $55,552, was forgiven which was recognized as an extraordinary gain on forgiveness of debt for financial statement purposes.

(e) During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $90,359 in connection with the settlement reached with the seller of the Canyon Sands Village, Somerset Pointe and Sunnyoak Village apartment complexes.

12. Other Income:

In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan for financial statement purposes. In addition, the Partnership recognized other income during 1997 of $75,904 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

13. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximate fair value.

Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

15. Subsequent Event:

In January 1998, the Partnership made a distribution of $4,810,779 ($34.36 per Interest) to the holders of Limited Partnership Interests representing a distribution consisting primarily of Net Cash Proceeds from the sale of the Briarwood Place Apartments.