Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 84
filed 1998-05-08
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                            --------------- --------------
Cash and cash equivalents                   $    2,549,568  $   7,408,757
Accounts and accrued interest receivable            19,905         46,246
Prepaid expenses                                     2,109
                                            --------------- --------------
                                            $    2,571,582  $   7,455,003
                                            =============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       56,194  $      83,280
Due to affiliates                                   60,751         57,285
                                            --------------- --------------
    Total liabilities                              116,945        140,565
                                            --------------- --------------
Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                               2,454,637      7,314,438

General Partner's capital                             None           None
                                            --------------- --------------
    Total partners' capital                      2,454,637      7,314,438
                                            --------------- --------------
                                            $    2,571,582  $   7,455,003
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------- --------------
Income:
  Rental and service                                        $   1,110,145
  Interest on short-term investments        $       45,651        201,504
  Other income                                       6,361        252,462
                                            --------------- --------------
    Total income                                    52,012      1,564,111
                                            --------------- --------------
Expenses:
  Interest on mortgage notes payable                              317,679
  Depreciation                                                    161,159
  Amortization of deferred expenses                                 9,085
  Property operating                                              460,123
  Real estate taxes                                                82,269
  Property management fees                                         53,502
  Administrative                                   101,034        144,160
                                            --------------- --------------
    Total expenses                                 101,034      1,227,977
                                            --------------- --------------
(Loss) income before gain on sale of
  property and extraordinary items                 (49,022)       336,134
Gain on sale of property                                        9,847,037
                                            --------------- --------------
(Loss) income before extraordinary items           (49,022)    10,183,171
                                            --------------- --------------
Extraordinary items:
  Gain on forgiveness of debt                                     111,245
  Debt extinguishment expense                                     (51,536)
                                                            --------------
  Total extraordinary items                                        59,709
                                            --------------- --------------
Net (loss) income                           $      (49,022) $  10,242,880
                                            =============== ==============
Income before extraordinary items
  allocated to General Partner                        None  $     101,832
                                            =============== ==============
(Loss) income before extraordinary items
  allocated to Limited Partners             $      (49,022) $  10,081,339
                                            =============== ==============
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)
  - Basic and Diluted                       $        (0.35) $       72.01
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                           --------------- --------------
Extraordinary items allocated
  to General Partner                                  None  $         597
                                            =============== ==============
Extraordinary items allocated
  to Limited Partners                                 None  $      59,112
                                            =============== ==============
Extraordinary items per Limited
  Partnership Interest (140,000 issued
  and outstanding) - Basic and Diluted                None  $        0.42
                                            =============== ==============
Net income allocated to General Partner               None  $     102,429
                                            =============== ==============
Net (loss) income allocated
   to Limited Partners                      $      (49,022) $  10,140,451
                                            =============== ==============
Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                       $        (0.35) $       72.43
                                            =============== ==============
Distribution to Limited Partners            $    4,810,779  $   9,380,000
                                            =============== ==============
Distribution per Limited Partnership
  Interest                                  $        34.36  $       67.00
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                            --------------- --------------
Operating activities:
  Net (loss) income                         $      (49,022) $  10,242,880
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Other income                                               (252,462)
      Extraordinary items:
        Gain on forgiveness of debt                              (111,245)
        Debt extinguishment expense                                51,536
      Gain on sale of property                                 (9,847,037)
      Depreciation of properties                                  161,159
      Amortization of deferred expenses                             9,085
      Net change in:
        Escrow deposits                                           (59,362)
        Accounts and accrued interest
          receivable                                26,341        933,319
        Prepaid expenses                            (2,109)        63,200
        Accounts payable                           (27,086)      (164,251)
        Due to affiliates                            3,466         (3,593)
        Accrued liabilities                                        80,665
        Security deposits                                         (92,482)
                                            --------------- --------------
  Net cash (used in) provided by
     operating activities                          (48,410)     1,011,412
                                            --------------- --------------
Investing activities:
  Proceeds from sales of property                              18,833,333
  Payment of selling costs                                       (367,173)
                                                            --------------
  Net cash provided by investing activities                    18,466,160
                                                            --------------
Financing activities:
  Distributions to Limited Partners             (4,810,779)    (9,380,000)
  Repayment of loans payable - affiliate                         (234,721)
  Repayment of mortgage note payable                          (10,736,529)
  Principal payments on mortgage
    notes payable                                                 (79,300)
                                            --------------- --------------
  Cash used in financing activities             (4,810,779)   (20,430,550)
                                            --------------- --------------

Net change in cash and cash equivalents         (4,859,189)      (952,978)
Cash and cash equivalents at beginning
  of year                                        7,408,757     11,154,753
                                            --------------- --------------
Cash and cash equivalents at end of period  $    2,549,568  $  10,201,775
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its three remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $317,679.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                        Paid       Payable
                                    ------------  ---------

Reimbursement of expenses to
     the General Partner, at cost:      $12,289    $60,751

5. Contingencies:

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. As of March 31, 1998, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses exceeded interest income earned on short-term investments during the quarter ended March 31, 1998. This was the primary reason the Partnership recognized a net loss during the quarter ended March 31, 1998. During January 1997, the Partnership sold the Somerset Pointe Apartments and recognized a gain in connection with this sale, which resulted in the Partnership generating net income during the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

In 1997, the Partnership sold its three remaining properties; the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 sale and sales in the latter part of 1996 of the Partnership's properties prior to distribution to the Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during 1998 in connection with refunds from vendors related to Briarwood Place Apartments, which was sold in 1997. In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan.

Due to lower accounting and professional fees as a result of the prior year's property sales, administrative expense decreased during 1998 as compared to 1997.

In January 1997, the Partnership sold the Somerset Pointe Apartments and recognized a gain on sale of $9,847,037.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest of $9,094. The discount was recognized as an extraordinary item and classified as a gain on forgiveness of debt for financial statement purposes.

In connection with the sale of the Somerset Pointe Apartments in 1997, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $51,536. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $4,859,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of Net Cash Proceeds from the sale of the Briarwood Place Apartments. The Partnership used cash of approximately $48,000 in its operating activities to pay administrative expenses which was partially offset by interest income earned on short-term investments and the receipt of vendor refunds related to the Briarwood Place Apartments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $4,811,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its three remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received distributions totaling $319.36 per $1,000 Interest. Of this amount, $4.00 represents Cash Flow from operations and $315.36 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS-84

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                    Thomas E. Meador
                                    President, Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Partners-XV, the General Partner

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

Date:  May 8, 1998
      ----------------------------