Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 84
filed 1998-08-12
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,528,448  $   7,408,757
Accounts and accrued interest receivable             7,423         46,246
                                             -------------- --------------
                                                 2,535,871      7,455,003
                                             ============== ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      21,901  $      83,280
Due to affiliates                                   73,143         57,285
                                             -------------- --------------
    Total liabilities                               95,044        140,565
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                               2,440,827      7,314,438
General Partner's capital                             None           None
                                             -------------- --------------
    Total partners' capital                      2,440,827      7,314,438
                                             -------------- --------------
                                             $   2,535,871  $   7,455,003
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental and service                                        $   2,047,640
  Interest on short-term investments         $      79,078        274,083
  Other income                                      10,116        252,462
                                             -------------- --------------
    Total income                                    89,194      2,574,185
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                              566,198
  Lender participation                                            225,000
  Depreciation                                                    301,472
  Amortization of deferred expenses                                16,121
  Property operating                                              764,348
  Real estate taxes                                               158,392
  Property management fees                                         95,059
  Administrative                                   152,026        275,272
                                             -------------- --------------
    Total expenses                                 152,026      2,401,862
                                             -------------- --------------
(Loss) income before gains on sales of
  properties and extraordinary items               (62,832)       172,323
Gains on sales of properties                                   16,886,478
                                             -------------- --------------
(Loss) income before extraordinary items           (62,832)    17,058,801
                                             -------------- --------------
Extraordinary items:
  Gain on forgiveness of debt                                     111,245
  Debt extinguishment expense                                     (51,536)
                                                            --------------
  Total extraordinary items                                        59,709
                                             -------------- --------------
Net (loss) income                            $     (62,832) $  17,118,510
                                             ============== ==============
Income before extraordinary items
  allocated to General Partner                        None  $     170,588
                                             ============== ==============
(Loss) income before extraordinary items
  allocated to Limited Partners              $     (62,832) $  16,888,213
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                  1998           1997
                                             -------------- --------------
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)
  - Basic and Diluted                        $       (0.45) $      120.63
                                             ============== ==============
Extraordinary items allocated
  to General Partner                                  None  $         597
                                             ============== ==============
Extraordinary items allocated
  to Limited Partners                                 None  $      59,112
                                             ============== ==============
Extraordinary items per Limited
  Partnership Interest (140,000 issued
  and outstanding) - Basic and Diluted                None  $        0.42
                                             ============== ==============
Net income allocated to General Partner               None  $     171,185
                                             ============== ==============
Net (loss) income allocated                  $     (62,832) $  16,947,325
   to Limited Partners                       ============== ==============

Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                        $       (0.45) $      121.05
                                             ============== ==============
Distributions to Limited Partners            $   4,810,779  $  16,100,000
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                   $       34.36  $      115.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  Rental and service                                        $     937,495
  Interest on short-term investments         $      33,427         72,579
  Other income                                       3,755
                                             -------------- --------------
    Total income                                    37,182      1,010,074
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable                              248,519
  Lender participation                                            225,000
  Depreciation                                                    140,313
  Amortization of deferred expenses                                 7,036
  Property operating                                              304,225
  Real estate taxes                                                76,123
  Property management fees                                         41,557
  Administrative                                    50,992        131,112
                                             -------------- --------------
    Total expenses                                  50,992      1,173,885
                                             -------------- --------------
Loss before gain on sale of property               (13,810)      (163,811)
Gain on sale of propery                                         7,039,441
                                             -------------- --------------
Net (loss) income                            $     (13,810) $   6,875,630
                                             ============== ==============
Net income allocated to General Partner               None  $      68,756
                                             ============== ==============
Net (loss) income allocated
   to Limited Partners                       $     (13,810) $   6,806,874
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                        $       (0.10) $       48.62
                                             ============== ==============
Distribution to Limited Partners                      None  $   6,720,000
                                             ============== ==============
Distribution per Limited partnership
  Interest                                            None  $       48.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $     (62,832) $  17,118,510
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Other income                                               (252,462)
      Extraordinary items:
        Gain on forgiveness of debt                              (111,245)
        Debt extinguishment expense                                51,536
      Gains on sales of properties                            (16,886,478)
      Depreciation of properties                                  301,472
      Amortization of deferred expenses                            16,121
      Net change in:
        Escrow deposits                                            63,310
        Accounts and accrued interest
          receivable                                38,823        890,694
        Prepaid expenses                                           74,940
        Accounts payable                           (61,379)      (217,692)
        Due to affiliates                           15,858        (71,574)
        Accrued liabilities                                           727
        Security deposits                                        (158,747)
                                             -------------- --------------
  Net cash (used in) provided by
     operating activities                          (69,530)       819,112
                                             -------------- --------------

Investing activities:
  Proceeds from sales of properties                            29,833,333
  Payment of selling costs                                       (747,048)
                                                            --------------
  Net cash provided by investing activities                    29,086,285
                                                            --------------

Financing activities:
  Distributions to Limited Partners             (4,810,779)   (16,100,000)
  Repayment of loan payable - affiliate                          (234,721)
  Repayment of mortgage notes payable                         (19,472,943)
  Principal payments on mortgage
    notes payable                                                (164,681)
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                  1998           1997
                                             -------------- --------------

  Cash used in financing activities             (4,810,779)   (35,972,345)
                                             -------------- --------------

Net change in cash and cash equivalents         (4,880,309)    (6,066,948)
Cash and cash equivalents at beginning
  of year                                        7,408,757     11,154,753
                                             -------------- --------------
Cash and cash equivalents at end of period   $   2,528,448  $   5,087,805
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its three remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Other Income:

The Partnership recognized other income during 1998 primarily due to refunds received from vendors relating to certain of the properties sold in 1997.

4. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $566,198.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 18,745       $ 6,456    $ 73,143


6. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the Partnership's financial position. The Partnership believes that it has meritorious defenses to contest the claims.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. As of June 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. This was the primary reason the Partnership recognized a net loss during the six months and quarter ended June 30, 1998. During January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively, and recognized gains in connection with these sales, which resulted in the Partnership generating net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

In 1997, the Partnership sold its three remaining properties; the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 sales of the Partnership's properties prior to distribution to the Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during 1998 primarily due to refunds received from vendors relating to certain of the properties sold in 1997. In connection with the sale of Somerset Pointe Apartments in 1997, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan.

The Partnership paid to the lender a participation fee of $225,000 in connection with the sale of the Courtyards of Kendall Apartments during 1997. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement.

Due to lower accounting, portfolio management and professional fees and bank charges, administrative expense decreased during 1998 as compared to 1997.

In January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively, and recognized aggregate gains on sale of $16,886,478.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $4,880,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of Net Cash Proceeds from the sale of the Briarwood Place Apartments. The Partnership used cash of approximately $70,000 in its operating activities to pay administrative expenses which was partially offset by interest income earned on short-term investments and refunds received from vendors related to properties sold in 1997. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $4,811,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its three remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b)(i) Agreement of Sale and attachments thereto, dated September 25, 1996, relating to the sale of the Somerset Pointe Apartments, Las Vegas, Nevada, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 24, 1996, are incorporated herein by reference.

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

(d) Agreement of Sale and attachments thereto relating to the sale of the Quail Lakes Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated October 18, 1996, are incorporated herein by reference.

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

(f)(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 12, 1998
      ----------------------------