Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 84
filed 1998-11-10
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    2,527,827  $    7,408,757
Accounts and accrued interest receivable           12,669          46,246
                                           --------------- ---------------
                                           $    2,540,496  $    7,455,003
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       38,399  $       83,280
Due to affiliates                                  75,264          57,285
                                           --------------- ---------------
    Total liabilities                             113,663         140,565
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital
 (140,000 Interests issued
 and outstanding)                               2,426,833       7,314,438
General Partner's capital                            None            None
                                           --------------- ---------------
    Total partners' capital                     2,426,833       7,314,438
                                           --------------- ---------------
                                           $    2,540,496  $    7,455,003
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)
                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $    2,499,196
  Interest on short-term investments       $      116,102         347,807
  Other income                                     11,903         252,462
                                           --------------- ---------------
    Total income                                  128,005       3,099,465
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable                              712,529
  Lender participation                                            225,000
  Depreciation                                                    350,556
  Amortization of deferred expenses                                20,224
  Property operating                                              923,017
  Real estate taxes                                               176,708
  Property management fees                                        122,145
  Administrative                                  204,831         350,810
                                           --------------- ---------------
    Total expenses                                204,831       2,880,989
                                           --------------- ---------------
(Loss) income before gains on sales of
  properties and extraordinary items              (76,826)        218,476
Gains on sales of properties                                   16,748,978
                                           --------------- ---------------
(Loss) income before extraordinary items          (76,826)     16,967,454
                                           --------------- ---------------
Extraordinary items:
  Gain on forgiveness of debt                                     111,245
  Debt extinguishment expense                                     (51,536)
                                                           ---------------
  Total extraordinary items                                        59,709
                                           --------------- ---------------
Net (loss) income                          $      (76,826) $   17,027,163
                                           =============== ===============
Income before extraordinary items
  allocated to General Partner                       None  $      169,675
                                           =============== ===============
(Loss) income before extraordinary items
  allocated to Limited Partners            $      (76,826) $   16,797,779
                                           =============== ===============
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (140,000 issued and outstanding)
  - Basic and Diluted                      $        (0.55) $       119.99
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)
                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                1998            1997
                                           --------------- ---------------
Extraordinary items allocated
  to General Partner                                 None  $          597
                                           =============== ===============
Extraordinary items allocated
  to Limited Partners                                None  $       59,112
                                           =============== ===============
Extraordinary items per Limited
  Partnership Interest (140,000
  issued and outstanding)
  - Basic and Diluted                                None  $         0.42
                                           =============== ===============
Net income allocated to General Partner              None  $      170,272
                                           =============== ===============
Net (loss) income allocated
  to Limited Partners                      $      (76,826) $   16,856,891
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                      $        (0.55) $       120.41
                                           =============== ===============
Distributions to Limited Partners          $    4,810,779  $   16,100,000
                                           =============== ===============
Distributions per Limited
  Partnership Interest                     $        34.36  $       115.00
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)
                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $      451,556
  Interest on short-term investments       $       37,024          73,724
  Other income                                      1,787
                                           --------------- ---------------
    Total income                                   38,811         525,280
                                           --------------- ---------------
Expenses:
  Interest on mortgage notes payable                              146,331
  Depreciation                                                     49,084
  Amortization of deferred expenses                                 4,103
  Property operating                                              158,669
  Real estate taxes                                                18,316
  Property management fees                                         27,086
  Administrative                                   52,805          75,538
                                           --------------- ---------------
    Total expenses                                 52,805         479,127
                                           --------------- ---------------
(Loss) income before loss on sale
  of property                                     (13,994)         46,153
Loss on sale of property                                         (137,500)
                                           --------------- ---------------
Net loss                                   $      (13,994) $      (91,347)
                                           =============== ===============
Net loss allocated to General
  Partner                                            None  $         (913)
                                           =============== ===============
Net loss allocated to Limited
  Partners                                 $      (13,994) $      (90,434)
                                           =============== ===============
Net loss per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                      $        (0.10) $        (0.65)
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)
                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $      (76,826) $   17,027,163
  Adjustments to reconcile net (loss)
   income to net cash (used in) or provided
   by operating activities:
      Other income                                               (252,462)
      Extraordinary items:
        Gain on forgiveness of debt                              (111,245)
        Debt extinguishment expense                                51,536
      Gains on sales of properties                            (16,748,978)
      Depreciation of properties                                  350,556
      Amortization of deferred expenses                            20,224
      Net change in:
        Escrow deposits                                            63,310
        Accounts and accrued interest
          receivable                               33,577       1,075,739
        Prepaid expenses                                           74,940
        Accounts payable                          (44,881)       (263,850)
        Due to affiliates                          17,979         (78,593)
        Accrued liabilities                                        20,035
        Security deposits                                        (159,867)
                                           --------------- ---------------
  Net cash (used in) or provided by
    operating activities                          (70,151)      1,068,508
                                           --------------- ---------------
Investing activities:
  Proceeds from sales of properties                            29,833,333
  Payment of selling costs                                       (884,548)
                                                           ---------------
  Net cash provided by investing activities                    28,948,785
                                                           ---------------
Financing activities:
  Distributions to Limited Partners            (4,810,779)    (16,100,000)
  Repayment of loans payable - affiliate                         (234,721)
  Repayment of mortgage notes payable                         (19,472,943)
  Principal payments on mortgage
    notes payable                                                (200,232)
                                           --------------- ---------------
  Cash used in financing activities            (4,810,779)    (36,007,896)
                                           --------------- ---------------
Net change in cash and cash equivalents        (4,880,930)     (5,990,603)
Cash and cash equivalents at beginning
  of year                                       7,408,757      11,154,753
                                           --------------- ---------------
Cash and cash equivalents at end of period $    2,527,827  $    5,164,150
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

4. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $712,529.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 28,736       $ 9,991    $ 75,264

6. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the Partnership's financial position. The Partnership believes that it has meritorious defenses to contest the claims.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. As of September 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss during the nine months and quarter ended September 30, 1998. During January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively, and recognized gains in connection with these sales, which resulted in the Partnership generating net income during the nine months ended September 30, 1998. The previously reported gain and selling costs relating to the June 1997 sale of the Courtyards of Kendall apartment complex were adjusted during the third quarter of 1997 which resulted in the Partnership recognizing a loss on sale during the quarter ended September 30, 1997. This was the primary reason the Partnership recognized a net loss during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

The Partnership recognized other income during 1998 primarily due to refunds received from vendors relating to certain of the properties sold in 1997. In connection with the sale of Somerset Pointe apartment complex in 1997, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan.

The Partnership paid the lender a participation fee of $225,000 in connection with the sale of the Courtyards of Kendall apartment complex during 1997. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement.

Due to lower accounting, portfolio management, and professional fees and bank charges, administrative expense decreased during 1998 as compared to 1997.

In January and June 1997, the Partnership sold the Somerset Pointe and Courtyards of Kendall apartment complexes, respectively, and recognized aggregate gains on sale of $16,748,978. The previously reported gain and selling costs relating to the June 1997 sale of the Courtyards of Kendall apartment complex were adjusted during the third quarter of 1997 by $137,500 as a result of an additional brokerage commission paid to an unaffiliated party. As a result, the Partnership recognized a loss on sale of $137,500 during the quarter ended September 30, 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $4,881,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of Net Cash Proceeds from the sale of the Briarwood Place Apartments. The Partnership used cash of approximately $70,000 in its operating activities to pay administrative expenses which was partially offset by interest income earned on short-term investments and refunds received from vendors related to properties sold in 1997. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $4,811,000.

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein. et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Lenore Klien. et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(b)(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 10, 1998
      ----------------------------

[TEXT]