Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 84
filed 1999-03-19
CIK 726927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in November 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and the final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated

Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 11,501.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  ------------------------------------------------------------
                      1998       1997        1996        1995         1994
                  ----------- ----------- ----------- ------------  -----------
Total income         $162,158 $3,512,008 $19,030,209  $28,134,122  $30,392,509
(Loss) income before
 gains on sales
 of properties,
 affiliate's
 participation in
 joint venture
 and extra-
 ordinary items      (115,819)   178,509    (415,736)   (410,442)   (2,814,657)
Net (loss) income    (115,819)22,350,754  52,406,576   3,004,923    5,572,852
Net (loss) income per
  Limited Partner-
  ship Interest -
  Basic and Diluted     (0.83)    152.57       370.59       21.25        39.41
Total assets        2,484,650  7,455,003   29,290,928  84,442,075   98,385,353
Mortgage notes
  payable                None       None  26,039,303  103,293,307  114,779,433
Distributions per
  Limited
  Partnership
  Interest (A)          34.36     125.00      160.00         None         None

(A) These amounts include distributions of Original Capital of $34.36, $125.00 and $156.00 for 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors - 84 (the "Partnership") sold ten properties during 1996 and its remaining three properties during 1997 and recognized gains in connection with the property sales. During 1998, administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during 1998 as compared to net income during 1997. The Partnership recognized significant gains in connection with the ten property sales in 1996 which resulted in the Partnership recognizing higher net income during 1996 as compared to 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

In 1997, the Partnership sold its three remaining properties: the Somerset Pointe, Courtyards of Kendall and Briarwood Place apartment complexes and recognized aggregate gains on sale of $22,126,211. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment in 1997 due to proceeds received in connection with the 1997 and 1996 sales of the Partnership's properties prior to distribution to the Limited Partners in January and April 1997 and January 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during 1998 primarily due to refunds received from vendors relating to certain of the properties sold in 1997. In connection with the sale of Somerset Pointe apartment complex in 1997, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan. In addition, the Partnership recognized other income of $75,904 during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

In connection with the sale of the Courtyards of Kendall apartment complex during 1997, the Partnership paid the lender a participation fee of $225,000. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sale price in excess of a certain amount specified in the loan agreement.

Administrative expense decreased during 1998 as compared to 1997 primarily due to lower accounting, portfolio management and professional fees and bank charges.

During February 1997, the Partnership paid $234,721 in full satisfaction of the junior mortgage loan outstanding from an affiliate of the General Partner related to the Woodland Hills Apartments, representing a discount of $111,245. The loan had an outstanding balance of $345,966, which included accrued interest of $9,094. The discount was recognized as an extraordinary item and classified as gain on forgiveness of debt for financial statement purposes.

In connection with the sale of the Somerset Pointe and Briarwood Place apartment complexes in 1997, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $65,211. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold ten properties and recognized gains in connection with these sales totaling $52,611,265. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Higher average cash balances were available for investment during 1997 due to proceeds received by the Partnership in connection with the 1996 and 1997 property sales prior to distributions to Limited Partners in January and April 1997 and January 1998. As a result, interest income on short-term investments increased during 1997 as compared to 1996.

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

In connection with the sales of the Antlers, Canyon Sands, Chesapeake, Chimney Ridge, Quail Lakes, Ridgetree - Phase I, Sunnyoak Village and Woodland Hills apartment complexes in 1996, the Partnership wrote-off the remaining unamortized deferred financing expenses in the amounts of $818,320. In addition, in connection with the sales of the Chestnut Ridge - Phase II, Creekwood - Phase I, Quail Lakes and Woodland Hills apartment complexes in 1996, the Partnership paid $685,380 in prepayment penalties. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $4,931,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners consisting primarily of Net Cash Proceeds from the November 1997 sale of the Briarwood Place Apartments. The Partnership used cash of approximately $120,000 in its operating activities to pay administrative expenses which was partially offset by interest income earned on short-term investments and refunds received from vendors related to properties sold in 1997. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $4,811,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1998, 1997 and 1996 totaling $34.36, $125.00 and $160.00 per Limited Partnership Interest, respectively. See Statement of Partners' Capital (Deficit) for additional information. Distributions were comprised of $34.36 and $125.00 per Interest of Net Cash Proceeds in 1998 and 1997, respectively, and $4.00 per Interest of Net Cash Receipts and $156.00 per Interest of Net Cash Proceeds in 1996.

Limited Partners have received distributions totaling $319.36 per $1,000 Interest, as well as certain tax benefits. Of this amount, $4.00 represents Cash Flow from operations and $315.36 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1998           December 31, 1997
                    -------------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets           $2,484,650  $18,480,809  $7,455,003    $23,449,263
Partners' capital
  accounts:
    General Partner          None         None        None           None
    Limited Partners    2,387,840   18,384,002   7,314,438     23,324,280
Net (loss) income:
    General Partner          None         None     991,280      1,544,850
    Limited Partners     (115,819)    (129,499) 21,359,474     30,310,426
    Per Limited Part-
      nership Interest   (0.83)(A)       (0.92)   152.57(A)        216.50

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                         OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms Kosik is also a member of the board of directors of the Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           116 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 88 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement of Sale and attachments thereto relating to the sale of the Briarwood Place Apartments, Chandler, Arizona, previously filed as exhibit (10) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS-84


                         By: /s/ Jayne A. Kosik
                             ----------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XV,
                             the General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XV,
                         the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-XV,
                         the General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements


Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors-84:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 84 An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                               1998              1997
                                          ---------------   --------------
Cash and cash equivalents                 $    2,477,554    $   7,408,757
Accounts and accrued interest receivable           7,096           46,246
                                          ---------------   --------------
                                          $    2,484,650    $   7,455,003
                                          ===============   ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       65,100    $      83,280
Due to affiliates                                 31,710           57,285
                                          ---------------   --------------
    Total liabilities                             96,810          140,565
                                          ---------------   --------------
Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                             2,387,840        7,314,438
General Partner's capital                           None             None
                                          ---------------   --------------
    Total partners' capital                    2,387,840        7,314,438
                                          ---------------   --------------
                                          $    2,484,650    $   7,455,003
                                          ===============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                               -------------- -------------- -------------
                                                  General       Limited
                                    Total         Partner     Partners (A)
                               -------------- -------------- -------------
Balance at
  December 31, 1995            $ (27,542,892) $  (1,515,346) $(26,027,546)

Cash distributions to
  Limited Partners (B)           (22,400,000)                 (22,400,000)

Net income for the year
  ended December 31, 1996         52,406,576        524,066    51,882,510
                               -------------- -------------- -------------
Balance at
  December 31, 1996                2,463,684       (991,280)    3,454,964

Cash distributions to
  Limited Partners (B)           (17,500,000)                 (17,500,000)

Net income for the year
  ended December 31, 1997         22,350,754        991,280    21,359,474
                               -------------- -------------- -------------
Balance at
  December 31, 1997                7,314,438           None     7,314,438

Cash distributions to
  Limited Partners (B)            (4,810,779)                  (4,810,779)

Net loss for the year
  ended December 31, 1998           (115,819)                    (115,819)
                               -------------- -------------- -------------
Balance at
  December 31, 1998            $   2,387,840           None  $  2,387,840
                               ============== ============== =============

(A) Includes a $110,000 investment by the General Partner, which is treated on the same basis as the other Limited Partnership Interests.

(B) Summary of cash distributions paid per Limited Partnership Interest:

                                    1998           1997          1996
                                -------------  -------------  ------------
First Quarter                  $       34.36  $       67.00          None
Second Quarter                          None          48.00          None
Third Quarter                           None           None  $      80.00
Fourth Quarter                          None          10.00         80.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997          1996
                               -------------- -------------- -------------
Income:
  Rental and service                          $   2,757,412  $ 18,666,688
  Interest on short-term
    investments                $     150,255        426,230       363,521
  Other income                        11,903        328,366
                               -------------- -------------- -------------
    Total income                     162,158      3,512,008    19,030,209
                               -------------- -------------- -------------
Expenses:
  Interest on mortgage
    notes payable                                   771,288     5,544,510
  Interest on short-term
    loans from an affiliate                                        49,045
  Lender participation fee                          225,000
  Depreciation                                      381,353     2,544,366
  Amortization of deferred
    expenses                                         22,960       163,862
  Property operating                              1,174,052     7,934,800
  Real estate taxes                                 165,771     1,481,427
  Property management fees                          135,303       956,610
  Administrative                     277,977        457,772       771,325
                               -------------- -------------- -------------
    Total expenses                   277,977      3,333,499    19,445,945
                               -------------- -------------- -------------
(Loss) income before gains
  on sales of properties
  and extraordinary items           (115,819)       178,509      (415,736)
Gains on sales of properties                     22,126,211    52,611,265
                               -------------- -------------- -------------
(Loss) income before
  extraordinary items               (115,819)    22,304,720    52,195,529
                               -------------- -------------- -------------
Extraordinary items:
  Gains on forgiveness
    of debt                                         111,245     1,714,747
  Debt extinguishment
    expenses                                        (65,211)   (1,503,700)
                                              -------------- -------------
  Total extraordinary items                          46,034       211,047
                               -------------- -------------- -------------
Net (loss) income              $    (115,819) $  22,350,754  $ 52,406,576
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                     1998          1997          1996
                               -------------- -------------- -------------
Income before
  extraordinary items
  allocated to General
  Partner                              None   $     989,238  $    521,955
                               ============== ============== =============
(Loss) income before
  extraordinary items
  allocated to Limited
  Partners                     $    (115,819) $  21,315,482  $ 51,673,574
                               ============== ============== =============
(Loss) income before
  extraordinary items per
  Limited Partnership
  Interest (140,000 issued
  and outstanding) -
  Basic and Diluted            $       (0.83) $      152.26  $     369.10
                               ============== ============== =============
Extraordinary items
  allocated to General
  Partner                               None  $       2,042  $      2,111
                               ============== ============== =============
Extraordinary items
  allocated to Limited
  Partners                              None  $      43,992  $    208,936
                               ============== ============== =============
Extaordinary items per Limited
  Partnership Interest
  (140,000 issued and
  outstanding) -
  Basic and Diluted                     None  $        0.31  $       1.49
                               ============== ============== =============
Net income allocated
  to General Partner                    None  $     991,280  $    524,066
                               ============== ============== =============
Net (loss) income allocated
  to Limited Partners          $    (115,819) $  21,359,474  $ 51,882,510
                               ============== ============== =============
Net (loss) income per Limited
  Partnership Interest
  (140,000 issued and
  outstanding) -
  Basic and Diluted            $       (0.83) $      152.57  $     370.59
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997           1996
                               -------------------------------------------
Operating activities:
  Net (loss) income            $    (115,819) $  22,350,754  $ 52,406,576
  Adjustments to reconcile
    net (loss) income to net
    cash (used in) or provided
    by operating activities:
      Other income                                 (252,462)
      Extraordinary items:
        Gains on forgiveness
          of debt                                  (111,245)   (1,714,747)
        Debt extinguishment
          expenses                                   65,211       818,320
      Gains on sales of
        properties                              (22,126,211)  (52,611,265)
      Depreciation of
        properties                                  381,353     2,544,366
      Amortization of
        deferred expenses                            22,960       163,862
      Net change in:
        Escrow deposits                              68,590     1,668,574
        Accounts and accrued
          interest receivable         39,150      1,071,901      (454,545)
        Prepaid expenses                             74,940       242,042
        Accounts payable             (18,180)      (258,035)      124,432
        Due to affiliates            (25,575)      (130,628)       65,304
        Accrued liabilities                         (33,371)   (1,073,821)
        Security deposits                          (216,248)     (340,880)
                               -------------- -------------- -------------
  Net cash (used in) or
    provided by operating
    activities                      (120,424)       907,509     1,838,218
                               -------------- -------------- -------------
Investing activities:
  Proceeds from sales of
    properties                                   39,633,333    89,127,646
  Payment of selling costs                       (1,102,148)   (2,088,105)
                                              -------------- -------------
  Net cash provided by
    investing activities                         38,531,185    87,039,541
                                              -------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                    1998           1997          1996
                               -------------- -------------- -------------
Financing activities:
  Distributions to Limited
    Partners                   $  (4,810,779) $ (17,500,000) $(22,400,000)
  Proceeds from issuance of
    mortgage note payable -
    affiliate                                                     143,456
  Repayment of mortgage note
    payable - affiliate                            (234,721)
  Repayment of loans payable
    - affiliate                                                (6,623,202)
  Repayment of mortgage
    notes payable                               (25,233,144)  (48,441,864)
  Principal payments on
    mortgage notes payable                         (216,825)     (987,645)
  Release of financing
    escrows                                                       191,548
                               -------------- -------------- -------------
  Net cash used in
    financing activities          (4,810,779)   (43,184,690)  (78,117,707)
                               -------------- -------------- -------------
Net change in cash and cash
  equivalents                     (4,931,203)    (3,745,996)   10,760,052

Cash and cash equivalents
  at beginning of year             7,408,757     11,154,753       394,701
                               -------------- -------------- -------------
Cash and cash equivalents
  at end of year               $   2,477,554  $   7,408,757  $ 11,154,753
                               ============== ============== =============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income
(loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of a prior year's information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in September 1982. The Partnership Agreement provides for Balcor Partners-XV to be the General Partner and for the admission of Limited Partners through the sale of up to 150,000 Limited Partnership Interests at $1,000 per Interest, 140,000 of which were sold on or prior to June 27, 1984, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of excess Net Cash Proceeds after the return to holders of Interests their Original Capital plus certain levels of return as specified by the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996 the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $771,288 and $5,403,319 and paid interest expense of $790,028 and $5,403,319, respectively. See Note 8 of Notes to Financial Statements for interest paid and incurred on loans payable to affiliates.

6. Management Agreements:

The Partnership's properties were managed by a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $13,680 less than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended            Year Ended         Year Ended
                      12/31/98              12/31/97            12/31/96
                  ----------------- -------------------- -------------------
                    Paid    Payable    Paid      Payable    Paid     Payable
                  -------- -------- ---------- --------- --------- ---------
Reimbursement
 of expenses to
 General Partner
 at cost:
   Accounting      $19,925    $7,422   $57,003   $12,227   $ 20,498  $22,640
   Data processing   2,536       872     5,372     1,664      6,694     None
   Legal            11,919     4,498    34,345     7,986     20,388   22,519
   Other             5,825      None    24,371     5,825      5,424    5,991
   Portfolio mgt.   50,715    18,918   145,397    29,583    122,976  136,763

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $32,756 in 1996.

During 1996, the Partnership repaid the General Partner loan primarily with proceeds from the sale of Chimney Ridge Apartments. During 1996, the Partnership incurred interest expense of $49,045 and paid interest expense of $119,165 on this loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. The interest rate was 5.85% at the date of the loan repayment.

As of December 31, 1996, the Partnership had a junior mortgage loan outstanding from The Balcor Company ("TBC"), an affiliate of the General Partner, relating to the Woodland Hills Apartments in the amount of $345,966, which included accrued interest of $9,094. The accrued interest was included in accrued liabilities on the Partnership's balance sheet. In February 1997, the Partnership paid $234,721 in full satisfaction of this loan, representing a discount of $111,245 which represented the forgiven portion of the loan. In September 1996, the junior loan outstanding from TBC related to the Chestnut Ridge - Phase II Apartments was increased by $143,456 in order to meet the minimum Net Cash Proceeds requirement from the sale of this property. The loan in the amount of $1,714,747, which included accrued interest of $55,552, was forgiven in connection with the sale of the property. During 1996, the Partnership incurred interest expense of $141,191 and paid interest expense of $114,812 on these affiliated mortgage loans.

9. Property Sales:

(a) In November 1997, the Partnership sold the Briarwood Place Apartments in an all cash sale for $9,800,000. From the proceeds of the sale, the Partnership paid $5,760,201 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $217,600 in selling costs. The basis of the property was $4,205,167, which is net of accumulated depreciation of $3,442,779. For financial statement purposes, the Partnership recognized a gain of $5,377,233 from the sale of this property.

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

10. Extraordinary Items:

(a) In connection with the sales of the Somerset Pointe and Briarwood Place apartment complexes in 1997, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $51,536 and $13,675, respectively. For financial statement purposes, these amounts were recognized as debt extinguishment expenses and classified as extraordinary items.

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

11. Other Income:

(a) The Partnership recognized other income in 1998 primarily due to refunds received from vendors relating to certain of the properties sold in 1997.

(b) In connection with the 1997 sale of Somerset Pointe Apartments, the Partnership recognized other income of $252,462 representing the difference between the contractual amount of the first mortgage loan and the carrying amount of the loan for financial statement purposes. In addition, the Partnership recognized other income during 1997 of $75,904 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

12. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs.
Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.