Form 10-Q
period 1999-03-31
BALCOR REALTY INVESTORS 84
filed 1999-05-12
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               -------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                            --------------- --------------
Cash and cash equivalents                   $    2,457,430  $   2,477,554
Accrued interest receivable                          9,196          7,096
Prepaid expense                                      1,896
                                            --------------- --------------
                                            $    2,468,522  $   2,484,650
                                            =============== ==============



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       79,906  $      65,100
Due to affiliates                                   35,054         31,710
                                            --------------- --------------
    Total liabilities                              114,960         96,810
                                            --------------- --------------

Commitments and contingencies

Limited Partners' capital
  (140,000 Interests issued
  and outstanding)                               2,353,562      2,387,840
General Partner's capital                            None            None
                                            --------------- --------------
    Total partners' capital                      2,353,562      2,387,840
                                            --------------- --------------
                                            $    2,468,522  $   2,484,650
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                            --------------- --------------
Income:
  Interest on short-term investments        $       32,111  $      45,651
  Other income                                                      6,361
                                            --------------- --------------
    Total income                                    32,111         52,012
                                            --------------- --------------
Expenses:
  Administrative                                    66,389        101,034
                                            --------------- --------------
    Total expenses                                  66,389        101,034
                                            --------------- --------------
Net loss                                    $      (34,278) $     (49,022)
                                            =============== ==============
Net loss allocated to General Partner                 None           None
                                            =============== ==============
Net loss allocated to Limited Partners      $      (34,278) $     (49,022)
                                            =============== ==============
Net loss per Limited Partnership
  Interest (140,000 issued and outstanding)
  - Basic and Diluted                       $        (0.24) $       (0.35)
                                            =============== ==============
Distribution to Limited Partners                      None  $   4,810,779
                                            =============== ==============
Distribution per Limited Partnership
  Interest                                            None  $       34.36
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                            --------------- --------------
Operating activities:
  Net loss                                  $      (34,278) $     (49,022)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                (2,100)        26,341
        Prepaid expenses                            (1,896)        (2,109)
        Accounts payable                            14,806        (27,086)
        Due to affiliates                            3,344          3,466
                                            --------------- --------------
  Net cash used in operating activities            (20,124)       (48,410)
                                            --------------- --------------
Financing activity:
  Distribution to Limited Partners                             (4,810,779)
                                                            --------------
  Cash used in financing activity                              (4,810,779)
                                                            --------------
Net change in cash and cash equivalents            (20,124)    (4,859,189)
Cash and cash equivalents at beginning
  of year                                        2,477,554      7,408,757
                                            --------------- --------------
Cash and cash equivalents at end of period  $    2,457,430  $   2,549,568
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                      ---------    ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,740      $ 35,054

4. Contingencies:

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. As of March 31, 1999, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership received other income in 1998 related to refunds received from vendors from one of the Partnership's properties. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances primarily due to a distribution to Limited Partners in January 1998 and lower interest rates in 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

The Partnership recognized other income during 1998 in connection with refunds received from vendors related to Briarwood Place Apartments, which was sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 as compared to 1998. This decrease was partially offset by an increase in legal fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $20,000 as of

March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS-84



                              By: /s/Thomas E. Meador
                                  ----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XV, the General Partner



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



Date: May 12, 1999
      ------------

[TEXT]