Form 10-Q
period 2000-03-31
BALCOR REALTY INVESTORS 84
filed 2000-05-09
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13349
                       -------

                         BALCOR REALTY INVESTORS-84
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3215399
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2333 Waukegan Road, Suite 100
Bannockburn, Illinois                                     60015
--------------------------------                    -------------------
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

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS

                                             2000             1999
                                         ------------     ------------
Cash and cash equivalents                $  2,399,461     $  2,446,852
Accounts and accrued interest receivable       11,507           11,136
Prepaid expenses                                5,019
                                         ------------     ------------
                                         $  2,415,987     $  2,457,988
                                         ============     ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    157,893     $    147,550
Due to affiliates                              11,018           41,881
                                         ------------     ------------
    Total liabilities                         168,911          189,431
                                         ------------     ------------
Commitments and contingencies

Limited Partners' capital (140,000
  Interests issued and outstanding)         2,247,076        2,268,557
General Partner's deficit                        None             None
                                         ------------     ------------
    Total partners' capital                 2,247,076        2,268,557
                                         ------------     ------------
                                         $  2,415,987     $  2,457,988
                                         ============     ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS-84
                    (An Illinois Limited Partnership)

                    STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended March 31, 2000 and 1999
                               (Unaudited)


                                                2000            1999
                                            ------------    ------------
Income:
  Interest on short-term investments        $     35,736    $     32,111
                                            ------------    ------------
    Total income                                  35,736          32,111
                                            ------------    ------------
Expenses:
  Administrative                                  57,217          66,389
                                            ------------    ------------
    Total expenses                                57,217          66,389
                                            ------------    ------------
Net loss                                    $    (21,481)   $    (34,278)
                                            ============    ============
Net loss allocated to General Partner               None            None
                                            ============    ============
Net loss allocated to Limited Partners      $    (21,481)   $    (34,278)
                                            ============    ============
Net loss per Limited Partnership Interest
  (140,000 issued and oustanding) -
  Basic and Diluted                         $      (0.15)   $      (0.24)
                                            ============    ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS-84
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
              for the quarters ended March 31, 2000 and 1999
                               (Unaudited)

                                                 2000           1999
                                             ------------   ------------
Operating activities:
  Net loss                                   $    (21,481)  $    (34,278)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 (371)        (2,100)
        Prepaid expenses                           (5,019)        (1,896)
        Accounts payable                           10,343         14,806
        Due to affiliates                         (30,863)         3,344
                                             ------------   ------------
  Net cash used in operating activities           (47,391)       (20,124)
                                             ------------   ------------
Net change in cash and cash equivalents           (47,391)       (20,124)

Cash and cash equivalents at beginning
  of year                                       2,446,852      2,477,554
                                             ------------   ------------
Cash and cash equivalents at end of period   $  2,399,461   $  2,457,430
                                             ============   ============

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 2000, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all of its interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 2000 are:

                                        Paid        Payable
                                      ---------    ---------

   Reimbursement of expenses to
     the General Partner, at cost     $ 39,090     $ 11,018

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. As of March 31, 2000, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1999 for a more complete understanding of the Partnership's financial position.

Operations
----------

2000 Compared to 1999
---------------------

The operations of the Partnership in 2000 and 1999 consisted of administrative expenses which were partially offset by interest income earned on short-term investments.

As a result of higher interest rates in 2000, interest income on short-term investments increased during the quarter ended March 31, 2000 as compared to the same period in 1999.

Primarily due to a decrease in accrued legal fees, administrative expenses decreased during the quarter ended March 31, 2000 as compared to the same period in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $47,000 as of March 31, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all of its interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 2000, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BALCOR REALTY INVESTORS-84


                              By: /s/Thomas E. Meador
                                  -------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XV, the General Partner


                              By: /s/Jayne A. Kosik
                                  -----------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XV, the General
                                  Partner



Date: May 9, 2000
      -----------