Form 10-Q
period 2000-06-30
BALCOR REALTY INVESTORS 84
filed 2000-08-10
CIK 726927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR

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

                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS


                                            2000                1999
                                         -----------         -----------
Cash and cash equivalents                $2,379,397          $2,446,852
Accounts and accrued interest receivable     12,240              11,136
                                         -----------         -----------
                                         $2,391,637          $2,457,988
                                         ===========         ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $  158,803          $  147,550
Due to affiliates                             7,784              41,881
                                         -----------         -----------
    Total liabilities                       166,587             189,431
                                         -----------         -----------
Commitments and contingencies

Limited Partners' capital (140,000
  Interests issued and outstanding)       2,225,050           2,268,557
General Partner's deficit                      None                None
                                         -----------         -----------
    Total partners' capital               2,225,050           2,268,557
                                         -----------         -----------
                                         $2,391,637          $2,457,988
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
 Interest on short-term investments                  $   70,712  $   61,804
 Other income                                             2,578
                                                     ----------- -----------
   Total income                                          73,290      61,804
                                                     ----------- -----------
Expenses:
 Administrative                                         104,297     132,104
 Other expense                                           12,500
                                                     ----------- -----------
   Total expenses                                       116,797     132,104
                                                     ----------- -----------
Net loss                                             $  (43,507) $  (70,300)
                                                     =========== ===========
Net loss allocated to General Partner                      None        None
                                                     =========== ===========
Net loss allocated to Limited Partners               $  (43,507) $  (70,300)
                                                     =========== ===========
Net loss per Limited Partnership Interest
 (140,000 issued and oustanding) -
 Basic and Diluted                                   $    (0.31) $    (0.50)
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
 Interest on short-term investments                  $   34,976  $   29,693
 Other income                                             2,578
                                                     ----------- -----------
   Total income                                          37,554      29,693
                                                     ----------- -----------
Expenses:
 Administrative                                          47,080      65,715
 Other expense                                           12,500
                                                     ----------- -----------
   Total expenses                                        59,580      65,715
                                                     ----------- -----------
Net loss                                             $  (22,026) $  (36,022)
                                                     =========== ===========
Net loss allocated to General Partner                      None        None
                                                     =========== ===========
Net loss allocated to Limited Partners               $  (22,026) $  (36,022)
                                                     =========== ===========
Net loss per Limited Partnership Interest
 (140,000 issued and oustanding) -
 Basic and Diluted                                   $    (0.16) $    (0.26)
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS-84
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                           2000        1999
                                                     ----------- -----------
Operating activities:
 Net loss                                            $  (43,507) $  (70,300)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Net change in:
       Accounts and accrued interest
         receivable                                      (1,104)     (4,683)
       Accounts payable                                  11,253      36,231
       Due to affiliates                                (34,097)      1,584
                                                     ----------- -----------
 Net cash used in operating activities                  (67,455)    (37,168)

                                                     ----------- -----------
Net change in cash and cash equivalents                 (67,455)    (37,168)

Cash and cash equivalents at beginning
 of year                                              2,446,852   2,477,554
                                                     ----------- -----------
Cash and cash equivalents at end of period           $2,379,397  $2,440,386
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all of its interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 6 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 49,551       $ 10,461    $ 7,784

4. Other Income:

During the quarter ended June 30, 2000, the Partnership recognized other income in connection with amounts received from former tenants at the Somerset Pointe Apartments.

5. Other Expense:

During the quarter ended June 30, 2000, the Partnership paid $12,500 in connection with the settlement of litigation with a former tenant at the Courtyards of Kendall Apartments. This amount has been recognized as other expense for financial statement purposes.

6. Contingencies:

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

                          BALCOR REALTY INVESTORS-84
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors-84 (the "Partnership") was formed in 1982 to invest in and operate income-producing real property. The Partnership raised $140,000,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire twenty-three real property investments and a minority joint venture interest in one additional property. The Partnership sold its final real estate investment in November 1997.

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

Operations
----------

2000 Compared to 1999
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments.

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

During the quarter ended June 30, 2000, the Partnership recognized other income in connection with amounts received from former tenants at the Somerset Pointe Apartments.

During the quarter ended June 30, 2000, the Partnership paid $12,500 in connection with the settlement of litigation with a former tenant at the Courtyards of Kendall Apartments. This amount has been recognized as other expense for financial statement purposes.

Primarily due to a decrease in accrued legal fees, administrative expenses decreased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $67,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses and the settlement of litigation with a former tenant at the Courtyards of Kendall Apartments, which was partially offset by interest income earned on short-term investments and amounts received from former tenants at the Somerset Pointe Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all of its interests in real estate. The Partnership sold its final real estate investment in November 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 6 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000, is attached hereto.

(i) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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




Date: August 10,2000
      ----------------------------